Form 10-Q
period 2002-09-30
ESI TRACTEBEL ACQUISITION CORP; NORTH JERSEY ENERGY ASSOCIATES; NORTHEAST ENERGY ASSOCIATES; ESI TRACTEBEL FUNDING CORP; NORTHEAST ENERGY LP
filed 2002-11-15
CIK 1059027, 934666, 934667, 934665, 1059025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrants as specified in their charters, State of Incorporation, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

33-87902	ESI TRACTEBEL FUNDING CORP. (a Delaware corporation)	04-3255377
33-87902-02	NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (a Massachusetts limited partnership)	04-2955642
33-87902-01	NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (a New Jersey limited partnership)	04-2955646
333-52397	ESI TRACTEBEL ACQUISITION CORP. (a Delaware corporation)	65-0827005
333-52397-01	NORTHEAST ENERGY, LP (a Delaware limited partnership)	65-0811248
c/o FPL Energy, LLC 700 Universe Boulevard Juno Beach, Florida 33408 (561) 691-7171

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS:

As of October 31, 2002, there were issued and outstanding 10,000 shares of ESI Tractebel Funding Corp.'s common stock.

As of October 31, 2002, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

This combined Form 10-Q represents separate filings by ESI Tractebel Funding Corp., Northeast Energy Associates, a limited partnership, North Jersey Energy Associates, a limited partnership, ESI Tractebel Acquisition Corp. and Northeast Energy, LP. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes representations only as to itself and makes no representations whatsoever as to any other registrant.

CAUTIONARY STATEMENTS AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), ESI Tractebel Funding Corp. (Funding Corp.), Northeast Energy Associates, a limited partnership (NEA) and North Jersey Energy Associates, a limited partnership (NJEA) (collectively, the Partnerships), ESI Tractebel Acquisition Corp. (Acquisition Corp.) and Northeast Energy, LP (NE LP) (all five entities collectively, the registrants) are hereby filing cautionary statements identifying important factors that could cause the registrants' actual results to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the registrants in this combined Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as will likely result, are expected to, will continue, is anticipated, estimated, projection, target, outlook) are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could cause the registrants' actual results to differ materially from those contained in forward-looking statements made by or on behalf of the registrants.

Any forward-looking statement speaks only as of the date on which such statement is made, and the registrants undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

The following are some important factors that could have a significant impact on the registrants' operations and financial results, and could cause the registrants' actual results or outcomes to differ materially from those discussed in the forward-looking statements:

•

The registrants are subject to changes in laws or regulations, including the Public Utility Regulatory Policies Act of 1978, as amended (PURPA), changing governmental policies and regulatory actions, including those of the Federal Energy Regulatory Commission (FERC), with respect to, but not limited to, acquisition and disposal of assets and facilities, and present or prospective competition.

•

The registrants are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety that could, among other things, restrict or limit the use of certain fuels required for the production of electricity. There are significant operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

•

The registrants operate in a changing market environment influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. The registrants will need to adapt to these changes and may face increasing competitive pressure.

•

The Partnerships were developed and are operated as Qualifying Facilities (QFs) under PURPA and the regulations promulgated thereunder by the FERC. FERC regulations require that at least 5% of a QF's total energy output be useful thermal energy. To meet this requirement, the Partnerships sell steam under long-term sales agreements to two unrelated third parties for use in gas and chemical processing facilities to maintain their QF status. The Partnerships are dependent upon the on-going operations of these facilities. Loss of QF status would entitle one power purchaser to renegotiate the price provisions of its power purchase agreement and one power purchaser to terminate its power purchase agreement.

•

A substantial portion of the output from the Partnerships' power generation facilities is sold under long-term power purchase agreements to four regulated utilities, two of which are under common control. The limited number of power purchasers creates a concentration of counterparty risk. The remaining output from the power generation facilities is sold, from time to time, in the merchant markets. In addition, it is expected that upon expiration of the power purchase agreements, the residual portion of the electrical output will be sold in the merchant market. Merchant plants sell power based on market conditions at the time of sale. The amount and timing of revenues to be received from the merchant markets in the future is uncertain.

•

The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines, pipelines, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions (including natural disasters), as well as the risk of performance below expected levels of output or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. Breakdown or failure of an operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or payment of liquidated damages.

•

The registrants use derivative instruments, such as swaps and options, to manage their commodity and financial market risks. The registrants could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform.

•

In addition to risks discussed elsewhere, risk factors specifically affecting the registrants' success include the ability to efficiently operate generating assets, the price and supply of fuel, transmission constraints, competition from new sources of generation, excess generation capacity and demand for power. There can be significant volatility in market prices for fuel, and there are other financial, counterparty and market risks that are beyond the control of the registrants. The registrants' inability or failure to effectively hedge their assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair their future financial results.

•

The registrants are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims; as well as the effect of new, or changes in, tax rates or policies, rates of inflation or accounting standards.

•

The registrants are subject to direct and indirect effects of terrorist threats and activities. Generation and transmission facilities, in general, have been identified as potential targets. The effects of terrorist threats and activities include, among other things, actions or responses to such actions or threats, the inability to generate, purchase or transmit power, the risk of a significant slowdown in growth or a decline in the U.S. economy, delay in economic recovery in the U.S. and the increased cost and adequacy of security and insurance.

•	The registrants' ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by national events as well as registrant-specific events.
•

The registrants are substantially leveraged. The ability of the registrants to make interest and principal payments and fund capital expenditures is dependent on the future performance of the Partnerships. Future performance is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond the control of the registrants. The registrants are also subject to restrictive covenants under their debt agreements that will limit the ability to borrow additional funds.

•

All obligations of the Partnerships are non-recourse to the direct and indirect owners of the registrants. Following any default by the Partnerships, security is limited to the owners' economic interests in the Partnerships. The owners have no meaningful revenues other than the distributions they receive from the Partnerships. In the event of default, the ability of the owners to satisfy any obligations will be limited to amounts payable by the Partnerships as distributions.

The issues and associated risks and uncertainties described above are not the only ones the registrants may face. Additional issues may arise or become material as the energy industry evolves. The risks and uncertainties associated with these additional issues could impair the registrants' businesses in the future.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NORTHEAST ENERGY, LP (A LIMITED PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$60,378	$45,003
Accounts receivable	52,707	33,808
Due from related party	614	1,757
Spare parts inventories	10,705	10,787
Fuel inventories	11,765	7,132
Prepaid expenses and other current assets	3,530	188

Total current assets	139,699	98,675

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $2,912 and $2,443, respectively)	4,048	4,517
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $103,480 and $87,190, respectively)	419,073	433,518
Power purchase agreements (net of accumulated amortization of $246,578 and $205,538, respectively)	642,178	683,218
Other assets	90	96

Total non-current assets	1,065,389	1,121,349

TOTAL ASSETS	$1,205,088	$1,220,024

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$23,257	$22,688
Current portion of notes payable - the Acquisition Corp.	8,800	8,800
Accounts payable	15,593	15,371
Accrued interest payable - the Funding Corp. and the Acquisition Corp.	13,526	-
Due to related parties	6,520	4,035
Other accrued expenses	14,644	19,708

Total current liabilities	82,340	70,602

Non-current liabilities:
Deferred credit - fuel contracts	235,254	250,889
Notes payable - the Funding Corp.	364,123	376,032
Notes payable - the Acquisition Corp.	206,800	211,200
Energy bank and deferred revenues	143,372	153,010
Lease payable	878	929

Total non-current liabilities	950,427	992,060

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	3,245	3,029
Limited partners	166,013	155,413
Accumulated other comprehensive income (loss)	3,063	(1,080)

Total partners' equity	172,321	157,362

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,205,088	$1,220,024

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (2001 Form 10-K) for NE LP and Subsidiaries.

NORTHEAST ENERGY, LP (A LIMITED PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

REVENUES	$104,715	$96,159	$297,659	$266,157

COSTS AND EXPENSES:
Fuel	44,312	41,515	133,819	127,695
Operations and maintenance	2,743	3,510	9,263	10,485
Depreciation and amortization	19,501	18,870	57,330	56,616
General and administrative	2,555	1,799	7,355	6,787

Total costs and expenses	69,111	65,694	207,767	201,583

OPERATING INCOME	35,604	30,465	89,892	64,574

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	155	159	468	477
Interest expense	16,910	18,354	51,767	55,594
Interest income	(144)	(481)	(545)	(1,864)
Change in fair value of derivatives	(14)	3,699	(3,492)	23,797

Total other expense - net	16,907	21,731	48,198	78,004

Income (loss) before cumulative effect of a change in accounting principle	18,697	8,734	41,694	(13,430)

Cumulative effect of adopting FAS 133 - "Accounting for Derivative Instruments and Hedging Activities"	-	-	-	18,268

NET INCOME	$18,697	$8,734	$41,694	$4,838

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Nine Months Ended September 30,

	2002	2001

NET CASH PROVIDED BY OPERATING ACTIVITIES	$63,834	$42,989

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,841)	(1,551)

Net cash used in investing activities	(1,841)	(1,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on the Funding Corp. and the Acquisition Corp. notes	(15,740)	(10,080)
Distributions to partners	(30,878)	(18,672)

Net cash used in financing activities	(46,618)	(28,752)

Net increase in cash and cash equivalents	15,375	12,686
Cash and cash equivalents at beginning of period	45,003	35,360

Cash and cash equivalents at end of period	$60,378	$48,046

These reports should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2001 Form 10-K for NE LP and Subsidiaries.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP CONDENSED COMBINED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash and cash equivalents	$59,283	$43,969
Accounts receivable	52,707	33,808
Due from related party	614	1,757
Spare parts inventories	10,705	10,787
Fuel inventories	11,765	7,132
Prepaid expenses and other current assets	3,530	176

Total current assets	138,604	97,629

Non-current assets:
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $103,480 and $87,190, respectively)	419,073	433,518
Power purchase agreements (net of accumulated amortization of $246,578 and $205,538, respectively)	642,178	683,218
Other assets	90	96

Total non-current assets	1,061,341	1,116,832

TOTAL ASSETS	$1,199,945	$1,214,461

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$23,257	$22,688
Accounts payable	15,593	15,371
Accrued interest payable - the Funding Corp.	9,219	-
Due to related parties	6,380	4,035
Other accrued expenses	14,644	19,570

Total current liabilities	69,093	61,664

Non-current liabilities:
Deferred credit - fuel contracts	235,254	250,889
Notes payable - the Funding Corp.	364,123	376,032
Energy bank and deferred revenues	143,372	153,010
Lease payable	878	929

Total non-current liabilities	743,627	780,860

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	3,844	3,731
Limited partners	380,318	369,286
Accumulated other comprehensive income (loss)	3,063	(1,080)

Total partners' equity	387,225	371,937

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,199,945	$1,214,461

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2001 Form 10-K for NEA and NJEA.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP CONDENSED COMBINED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

REVENUES	$104,715	$96,159	$297,659	$266,157

COSTS AND EXPENSES:
Fuel	44,312	41,515	133,819	127,695
Operations and maintenance	2,743	3,510	9,263	10,485
Depreciation and amortization	19,501	18,870	57,330	56,616
General and administrative	2,555	1,799	7,355	6,787

Total costs and expenses	69,111	65,694	207,767	201,583

OPERATING INCOME	35,604	30,465	89,892	64,574

OTHER EXPENSE (INCOME):
Interest expense	12,603	13,960	38,671	42,420
Interest income	(141)	(486)	(498)	(1,752)
Change in fair value of derivatives	(14)	3,699	(3,492)	23,797

Total other expense - net	12,448	17,173	34,681	64,465

Income before cumulative effect of a change in accounting principle	23,156	13,292	55,211	109

Cumulative effect of adopting FAS 133 - "Accounting for Derivative Instruments and Hedging Activities"	-	-	-	18,268

NET INCOME	$23,156	$13,292	$55,211	$18,377

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Nine Months Ended September 30,

	2002	2001

NET CASH PROVIDED BY OPERATING ACTIVITIES	$72,562	$51,656

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,841)	(1,551)

Net cash used in investing activities	(1,841)	(1,551)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on the Funding Corp. notes	(11,340)	(10,080)
Distributions to partners	(44,067)	(27,550)

Net cash used in financing activities	(55,407)	(37,630)

Net increase in cash and cash equivalents	15,314	12,475
Cash and cash equivalents at beginning of period	43,969	34,471

Cash and cash equivalents at end of period	$59,283	$46,946

These reports should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2001 Form 10-K for NEA and NJEA.

ESI TRACTEBEL FUNDING CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Cash	$1	$1
Interest receivable from the Partnerships	9,219	-
Current portion of notes receivable from the Partnerships	23,257	22,688

Total current assets	32,477	22,689

Notes receivable from the Partnerships	364,123	376,032

TOTAL ASSETS	$396,600	$398,721

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$23,257	$22,688
Accrued interest	9,219	-

Total current liabilities	32,476	22,688

Debt securities payable	364,123	376,032

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$396,600	$398,721

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Interest income	$9,219	$9,710	$28,176	$29,590
Interest expense	(9,219)	(9,710)	(28,176)	(29,590)

NET INCOME	$-	$-	$-	$-

CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Nine Months Ended September 30,

	2002	2001

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment received from the Partnerships	11,340	10,080
Principal payment on debt	(11,340)	(10,080)

Net cash used in financing activities	-	-

Net increase in cash	-	-
Cash at beginning of period	1	1

Cash at end of period	$1	$1

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2001 Form 10-K for the Funding Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	September 30, 2002	December 31, 2001

ASSETS
Current assets:
Interest receivable from NE LP	$4,307	$-
Current portion of note receivable from NE LP	8,800	8,800

Total current assets	13,107	8,800

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	206,800	211,200

Total non-current assets	206,952	211,352

TOTAL ASSETS	$220,059	$220,152

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$8,800	$8,800
Income taxes payable	22	19
Accrued interest	4,307	-

Total current liabilities	13,129	8,819

Non-current liabilities:
Deferred credit - interest rate hedge	88	98
Debt securities payable	206,800	211,200

Total non-current liabilities	206,888	211,298

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued	-	-
Retained earnings	42	35

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$220,059	$220,152

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Interest income	$4,307	$4,395	$13,096	$13,184
Interest expense	(4,303)	(4,391)	(13,085)	(13,173)

Income before income taxes	4	4	11	11
Income tax expense	(1)	(1)	(4)	(4)

NET INCOME	$3	$3	$7	$7

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2001 Form 10-K for the Acquisition Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Nine Months Ended September 30,

	2002	2001

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment received from NE LP	4,400	-
Principal payment on debt	(4,400)	-

Net cash used in financing activities	-	-

Net increase in cash	-	-
Cash at beginning of period	-	-

Cash at end of period	$-	$-

This report should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2001 Form 10-K for the Acquisition Corp.

NORTHEAST ENERGY, LP (A LIMITED PARTNERSHIP) AND SUBSIDIARIES
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
ESI TRACTEBEL FUNDING CORP.
ESI TRACTEBEL ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The accompanying condensed consolidated financial statements, condensed combined financial statements and condensed financial statements should be read in conjunction with the 2001 Form 10-K for the registrants. In the opinion of the registrants' management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain amounts included in the prior year's financial statements have been reclassified to conform to the current year's presentation. The results of operations for an interim period may not give a true indication of results for the year.

1. Combined Statement of Partners' Equity
NEA's and NJEA's general partner (GP) and limited partner (LP) equity balances are comprised of the following:

	NEA			NJEA			Combined

	GP	LP	Total	GP	LP	Total	GP	LP	Total

	(Thousands of Dollars)

Balances, December 31, 2001	$1,325	$131,237	$132,562	$2,406	$238,049	$240,455	$3,731	$369,286	$373,017	(a)
Balances, September 30, 2002	$1,293	$128,006	$129,299	$2,551	$252,312	$254,863	$3,844	$380,318	$384,162	(b)

(a)	Exclusive of accumulated other comprehensive loss of $(1,080).
(b)	Exclusive of accumulated other comprehensive income of $3,063.

2. Accounting for Derivative Instruments and Hedging Activities

In January 2001, NE LP and the Partnerships recorded an unrealized $18.3 million gain as the cumulative effect of adopting Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities", representing the effect of those derivative instruments for which hedge accounting was not applied. For those contracts where hedge accounting was applied, the adoption of the new rules resulted in an unrealized gain of approximately $4.3 million to other comprehensive income for NE LP and the Partnerships for the twelve months ended December 31, 2001.

Accumulated other comprehensive income (loss) is separately displayed in NE LP's and the Partnerships' balance sheets. Included in NE LP's and the Partnerships' accumulated other comprehensive income is approximately $3.1 million as of September 30, 2002 of net unrealized gains associated with cash flow hedges of forecasted fuel purchases through December 2002, all of which are expected to be realized and reclassified into earnings within the next twelve months. NE LP and the Partnerships realized and reclassified a net gain of approximately $1.4 million and $3.6 million into earnings from accumulated other comprehensive income for the three and nine months ended September 30, 2002, respectively.

The effective portion of the net gain (loss) on cash flow hedges (excluding the cumulative effect adjustment) included within other comprehensive income (loss) was a net gain of approximately $1.1 million and a net loss of approximately $0.7 million for the three months ended September 30, 2002 and 2001, respectively. The effective portion of the net gain (loss) on cash flow hedges (excluding the cumulative effect adjustment) included within other comprehensive income (loss) was a net gain of approximately $7.8 million and a net loss of approximately $5.1 million for the nine months ended September 30, 2002 and 2001, respectively.

3. Comprehensive Income (Loss)

Comprehensive income (loss) below includes net income and net unrealized gains (losses) on cash flow hedges of forecasted fuel purchases for both NE LP and the Partnerships of approximately $(0.4) million and $0.2 million for the three months ended September 30, 2002 and 2001, respectively. Comprehensive income (loss) below includes net income and net unrealized gains (losses) on cash flow hedges of forecasted fuel purchases for both NE LP and the Partnerships of approximately $4.1 million and $(0.8) million for the nine months ended September 30, 2002 and 2001, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

	(Millions of Dollars)

NE LP	$18.3	$9.0	$45.8	$4.1
The Partnerships	$22.8	$13.5	$59.4	$17.6

4. Commitments and Contingencies

NE LP AND THE PARTNERSHIPS September 30, 2002 (Thousands of Dollars)

	2002	2003-4	2005-6	2007 and Thereafter	Total

CONTRACTUAL OBLIGATIONS

Operating leases	$60	$510	$558	$1,692	$2,820
Other long-term obligations:
Energy bank liability	-	-	-	121,750	121,750
Administrative agreement	150	1,200	1,200	6,600	9,150
O&M agreement	188	1,500	1,500	6,750	9,938
Fuel management agreement	113	900	900	7,200	9,113

Total contractual obligations	$511	$4,110	$4,158	$143,992	$152,771

5. Energy Bank Balances

Two of the power purchase agreements require the establishment of energy banks to record cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. The energy bank balances bear interest at various rates specified in the agreements. Upon termination of the agreements, with the exception of the NEA power purchase agreement discussed below, some or all of the remaining amounts recorded in the energy banks will be required to be repaid. The energy bank balances are partially secured by letters of credit.

On December 31, 2000, NEA exercised its option to receive a reduced energy payment for the period remaining on one of the power purchase agreements in lieu of paying the energy bank balance existing as of that date. The $24.9 million balance as of December 31, 2000 is being amortized into revenue on a straight-line basis over the remaining life of the agreement which expires on September 15, 2021. NEA's accounting treatment reflects the position that, as of December 31, 2000, the energy bank represents deferred revenue and is being reduced for the discounted amount of the energy payments on a straight-line basis over the remaining life of the power purchase agreement. The power purchaser has disputed this position. It contends that the energy bank balance is growing and could require a significant payment upon termination. On October 31, 2002, the power purchaser filed a demand for arbitration with the American Arbitration Association in this matter. Based upon advice from legal counsel, NEA is confident in its interpretation of the contract and related accounting treatment.

If NEA were unsuccessful in maintaining its position, there would be a material impact on the condensed consolidated financial statements of NE LP and its subsidiaries and condensed combined financial statements of NEA and NJEA. Net income included in the Condensed Consolidated Statements of Operations of NE LP and its subsidiaries and Condensed Combined Statements of Operations of NEA and NJEA would be increased (reduced) by approximately $(2.4) million and $0.9 million for the three months ended September 30, 2002 and 2001, respectively, and approximately $(3.6) million and $3.5 million for the nine months ended September 30, 2002 and 2001, respectively. The cumulative reduction in net income for the period January 1, 2001 to September 30, 2002 would be approximately $6.7 million. As of September 30, 2002, the Partnerships' books reflect a balance of approximately $22.8 million with respect to this power purchase agreement, while the power purchaser indicates an energy bank balance of approximately $29.5 million.

6. Subsequent Events

On October 2, 2002, NJEA terminated its long-term gas supply agreement with ProGas Limited of Alberta, Canada (ProGas), effective December 31, 2002. In conjunction with this termination, NJEA paid a termination fee of approximately $23.3 million, which was funded by NE LP through capital contributions by its partners. As a result of the termination, a valuation adjustment established when NJEA was acquired by NE LP was removed and a gain of approximately $45.7 million was recognized in the fourth quarter of 2002.

NJEA entered into two replacement long-term gas supply agreements dated September 26, 2002 and October 2, 2002 with Tractebel Energy Marketing, Inc. (TEMI) and FPL Energy Power Marketing, Inc. (PMI), respectively, each of which are related to NJEA. These two replacement contracts will provide NJEA with the same combined quantity of natural gas and with pricing that is more favorable to NJEA than the ProGas contract. The ProGas contract currently provides NJEA with approximately 37% of its fuel requirements, and approximately 18% of the total fuel requirements of the Partnerships. The two replacement long-term gas supply agreements will become effective January 1, 2003. Affiliates of TEMI and PMI have guaranteed certain of their respective obligations under the replacement long-term gas supply agreements.

The Partnerships will continue to receive approximately 80% of the natural gas that fuels the Partnerships' facilities through long-term gas supply agreements, including agreements with ProGas and, in the case of NJEA, with Public Service Electric and Gas of Newark, New Jersey. Natural gas is transported to, or stored for later use by, the Partnerships pursuant to long-term gas transportation and storage agreements. The remainder of the daily fuel requirements is satisfied by open-market purchases. Certain price escalators under the long-term gas supply agreements continue to be intended to correlate to the price escalators under the power purchase agreements, thereby reducing the risk associated with increases in the price of natural gas.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements, Notes to Condensed Combined Financial Statements and Notes to Condensed Financial Statements contained herein (Notes) and Management's Discussion and Analysis of Financial Condition and Results of Operations (Management's Discussion) appearing in the 2001 Form 10-K for the registrants. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

Results of Operations

NE LP and the Partnerships - Net income increased for the three and nine months ended September 30, 2002 primarily due to higher revenues, net unrealized mark-to-market gains on derivatives and lower interest expense, partly offset by increased fuel costs.

Revenues for the three months ended September 30, 2002 improved primarily as a result of increased electricity sales prices. Revenues for the three months ended September 30, 2002 and 2001 were comprised of $103.7 million and $95.3 million of power sales to utilities and $1.0 million and $0.9 million of steam sales, respectively. Power sales to utilities for the three months ended September 30, 2002 and 2001 reflect changes in utility energy bank and deferred revenue balances of $6.5 million and $5.5 million, respectively. The changes in the energy bank and deferred revenue balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense for the three months ended September 30, 2002 increased primarily as a result of the increased quantity of gas required to fuel the facilities as a result of increased production due to a planned outage at the Bellingham facility in 2001. Fuel costs for the three months ended September 30, 2002 and 2001, were partly offset by $5.2 million of deferred credit amortization for fuel contracts.

Revenues for the nine months ended September 30, 2002 improved primarily as a result of increased production due to a planned outage at the Bellingham facility in 2001 and higher electricity sales prices. Revenues for the nine months ended September 30, 2002 and 2001 were comprised of $294.7 million and $263.4 million of power sales to utilities and $3.0 million and $2.8 million of steam sales, respectively. Power sales to utilities for the nine months ended September 30, 2002 and 2001 reflect changes in utility energy bank and deferred revenue balances of $20.2 million and $16.5 million, respectively. The changes in the energy bank and deferred revenue balances, which increased reported revenues, are determined in accordance with scheduled or specified rates under certain power purchase agreements.

Fuel expense for the nine months ended September 30, 2002 increased primarily as a result of the increased quantity of gas required to fuel the facilities as a result of increased production due to a planned outage at the Bellingham facility in 2001. Fuel costs for the nine months ended September 30, 2002 and 2001 were partly offset by $15.6 million of deferred credit amortization for fuel contracts.

Each of NE LP and the Partnerships make scheduled principal and interest or interest only payments on their outstanding debt. Each are scheduled to make semi-annual principal and interest or interest only payments on June 30 and December 30. Interest expense for NE LP and the Partnerships decreased as a result of decreasing principal balances on the securities payable. NE LP's and the Partnerships' principal and interest payments due on June 30, 2002, a non-business day, were made on July 1, 2002.

For the three months ended September 30, 2002 and 2001, NE LP and the Partnerships recorded net unrealized mark-to-market gains (losses) of $14 thousand and $(3.7) million, respectively, representing the net change in fair value of derivative instruments. For the nine months ended September 30, 2002 and 2001, NE LP and the Partnerships recorded net unrealized mark-to-market gains (losses) of $3.5 million and $(23.8) million, respectively, representing the net change in fair value of derivative instruments.

Two of the power purchase agreements require the establishment of energy banks to record cumulative payments made by the utilities in excess of avoided cost rates scheduled or specified in such agreements. The energy bank balances bear interest at various rates specified in the agreements. Upon termination of the agreements, with the exception of the NEA power purchase agreement discussed below, some or all of the remaining amounts recorded in the energy banks will be required to be repaid. The energy bank balances are partially secured by letters of credit.

On December 31, 2000, NEA exercised its option to receive a reduced energy payment for the period remaining on one of the power purchase agreements in lieu of paying the energy bank balance existing as of that date. The $24.9 million balance as of December 31, 2000 is being amortized into revenue on a straight-line basis over the remaining life of the agreement which expires on September 15, 2021. NEA's accounting treatment reflects the position that, as of December 31, 2000, the energy bank represents deferred revenue and is being reduced for the discounted amount of the energy payments on a straight-line basis over the remaining life of the power purchase agreement. The power purchaser has disputed this position. It contends that the energy bank balance is growing and could require a significant payment upon termination. On October 31, 2002, the power purchaser filed a demand for arbitration with the American Arbitration Association in this matter. Based upon advice from legal counsel, NEA is confident in its interpretation of the contract and related accounting treatment.

If NEA were unsuccessful in maintaining its position, there would be a material impact on the condensed consolidated financial statements of NE LP and its subsidiaries and condensed combined financial statements of NEA and NJEA. Net income included in the Condensed Consolidated Statements of Operations of NE LP and its subsidiaries and Condensed Combined Statements of Operations of NEA and NJEA would be increased (reduced) by approximately $(2.4) million and $0.9 million for the three months ended September 30, 2002 and 2001, respectively, and approximately $(3.6) million and $3.5 million for the nine months ended September 30, 2002 and 2001, respectively. The cumulative reduction in net income for the period January 1, 2001 to September 30, 2002 would be approximately $6.7 million. As of September 30, 2002, the Partnerships' books reflect a balance of approximately $22.8 million with respect to this power purchase agreement, while the power purchaser indicates an energy bank balance of approximately $29.5 million.

The Partnerships have long-term gas supply contracts with third parties for approximately 80% of the fuel requirements of the facilities. On August 9, 2002, NJEA entered into an agreement with ProGas that would allow for the termination of an existing gas supply contract upon satisfaction of certain conditions precedent to termination including, but not limited to, satisfaction of the relevant provisions of bond indentures and payment of a termination fee by NJEA.

On October 2, 2002, NJEA terminated its long-term gas supply agreement with ProGas, effective December 31, 2002. In conjunction with this termination, NJEA paid a termination fee of approximately $23.3 million, which was funded by NE LP through capital contributions by its partners. As a result of the termination, a valuation adjustment established when NJEA was acquired by NE LP was removed and a gain of approximately $45.7 million was recognized in the fourth quarter of 2002.

NJEA entered into two replacement long-term gas supply agreements dated September 26, 2002 and October 2, 2002 with TEMI and PMI, respectively, each of which are related to NJEA. These two replacement contracts will provide NJEA with the same combined quantity of natural gas and with pricing that is more favorable to NJEA than the ProGas contract. The ProGas contract currently provides NJEA with approximately 37% of its fuel requirements, and approximately 18% of the total fuel requirements of the Partnerships. The two replacement long-term gas supply agreements will become effective January 1, 2003. Affiliates of TEMI and PMI have guaranteed certain of their respective obligations under the replacement long-term gas supply agreements.

The Partnerships will continue to receive approximately 80% of the natural gas that fuels the Partnerships' facilities through long-term gas supply agreements, including agreements with ProGas and, in the case of NJEA, with Public Service Electric and Gas of Newark, New Jersey. Natural gas is transported to, or stored for later use by, the Partnerships pursuant to long-term gas transportation and storage agreements. The remainder of the daily fuel requirements is satisfied by open-market purchases. Certain price escalators under the long-term gas supply agreements continue to be intended to correlate to the price escalators under the power purchase agreements, thereby reducing the risk associated with increases in the price of natural gas.

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and/or principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and/or principal payments on their outstanding debt. Both are scheduled to make semi-annual debt and/or interest payments on June 30 and December 30. Interest expense for the Funding Corp. decreased in each of 2002 and 2001 as a result of decreasing principal balances on the securities payable. The Funding Corp.'s and the Acquisition Corp.'s principal and interest payments due on June 30, 2002, a non-business day, were made on July 1, 2002.

Liquidity and Capital Resources

NE LP and the Partnerships - The changes in net cash provided by operating activities for NE LP and the Partnerships for the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 were primarily due to timing of cash receipts under certain agreements. Cash distributions to partners for the nine months ended September 30, 2002 and 2001 for NE LP were $30.9 million and $18.7 million, respectively. Cash distributions to partners for the nine months ended September 30, 2002 and 2001 for the Partnerships were $44.1 million and $27.6 million, respectively. This increase is due to an increase in cash provided by operating activities, primarily caused by higher revenues.

Each of NE LP and the Partnerships make scheduled principal and interest or interest only payments on their outstanding debt. Each are scheduled to make semi-annual principal and interest or interest only payments on June 30 and December 30. Interest expense for NE LP and the Partnerships decreased as a result of decreasing principal balances on the securities payable. NE LP's and the Partnerships' principal and interest payments due on June 30, 2002, a non-business day, were made on July 1, 2002.

NE LP and the Partnerships' commitments at September 30, 2002 are shown in Note 4 - Commitments and Contingencies.

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and/or principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and/or principal payments on their outstanding debt. Both are scheduled to make semi-annual debt and/or interest payments on June 30 and December 30. Interest expense for the Funding Corp. decreased in each of 2002 and 2001 as a result of decreasing principal balances on the securities payable. The Funding Corp.'s and the Acquisition Corp.'s principal and interest payments due on June 30, 2002, a non-business day, were made on July 1, 2002.

Market Risk Sensitivity

The fair value of derivative instruments on September 30, 2002 was a positive $3.2 million for NE LP and the Partnerships. The effect of a hypothetical 32% decrease in natural gas prices, which are reasonable near-term market changes, would be to change the fair value of these instruments to a positive $0.7 million for NE LP and the Partnerships.

New Accounting Rules

In August 2001, the Financial Accounting Standards Board (FASB) issued FAS 143, "Accounting for Asset Retirement Obligations." The statement requires that a liability for the fair value of an asset retirement obligation be recognized in the period in which it is incurred with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life. Management is in process of evaluating the impact of implementing FAS 143 and is unable to estimate the effect on NE LP's and the Partnerships' financial statements. The Partnerships will be required to adopt FAS 143 beginning in 2003.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion - Market Risk Sensitivity.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

Within the 90 days prior to the date of filing of this report, the registrants performed an evaluation, under the supervision and with the participation of the registrants' management, including the chief executive officer and chief financial officer of each of the registrants (Principal Officers), of the effectiveness of the design and operation of the registrants' disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)). Based upon that evaluation, the Principal Officers concluded that the registrants' disclosure controls and procedures are effective in timely alerting them to material information relating to the registrants required to be included in the registrants' reports filed or submitted under the Exchange Act. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management can not provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

(b) Changes in Internal Controls

Except as discussed below, there have been no significant changes in the registrants' internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to above.

On November 4, 2002, the registrants implemented a new financial information and transaction processing system. Management believes that the new system will improve the control environment of the registrants; however, due to the accompanying changes in business processes and terminology associated with the new system, there is some risk that, as with any new system, there could be a slight delay in all financial information being readily available for management during the transition period while employees assimilate these changes. Management believes it has taken necessary measures to mitigate these conversion risks.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

On October 31, 2002, New England Power Company (NEP) filed a demand for arbitration with the American Arbitration Association over the interpretation of a power purchase agreement between NEP and NEA. The site of the arbitration will be Boston, Massachusetts. See Note 5.

Item 5. Other Information
Reference is made to Item 1. Business - Partnerships' Operations in the 2001 Form 10-K for the registrants.
For information regarding the Partnerships' long-term natural gas supply agreements, see Part I, Item 2. Management's Discussion - Results of Operations - NE LP and the Partnerships.
For information regarding energy bank balances, see Note 5.
Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits
	Exhibit Number	Description

	10(a)*	Termination Agreement, dated August 9, 2002, between ProGas and NJEA.
	10(b)	Base Contract for Sale and Purchase of Natural Gas, dated October 2, 2002, between FPL Energy Power Marketing, Inc. and NJEA.
	10(c)	Base Contract for Sale and Purchase of Natural Gas, dated September 26, 2002, between Tractebel Energy Marketing, Inc. and NJEA.
	10(d)	Guarantee, dated October 2, 2002, between FPL Group Capital Inc and NJEA.
	10(e)	Guaranty, dated October 2, 2002, by Tractebel S.A. in favor of NJEA.
	99(a)	Section 906 Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Funding Corp.
	99(b)	Section 906 Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Funding Corp.
	99(c)	Section 906 Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Acquisition Corp.
	99(d)	Section 906 Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Acquisition Corp.
99(e)

Section 906 Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy Associates, a limited partnership

99(f)

Section 906 Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy Associates, a limited partnership

99(g)

Section 906 Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of North Jersey Energy Associates, a limited partnership

99(h)

Section 906 Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of North Jersey Energy Associates, a limited partnership

	99(i)	Section 906 Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP
	99(j)	Section 906 Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP
*

Incorporated herein by reference to Exhibit 10(a) to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 filed by the registrants with the Securities and Exchange Commission on August 14, 2002 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

(b)	Reports on Form 8-K - None

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
(ESI Northeast Energy GP, Inc. as Administrative General Partner)
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
(ESI Northeast Energy GP, Inc. as Administrative General Partner)
NORTHEAST ENERGY, LP
(ESI Northeast Energy GP, Inc. as Administrative General Partner)
ESI TRACTEBEL FUNDING CORP.
ESI TRACTEBEL ACQUISITION CORP.
(Registrants)

Date: November 13, 2002

ROBERT L. MCGRATH

Robert L. McGrath
Vice President and Treasurer of ESI Northeast Energy GP, Inc.
Treasurer of ESI Tractebel Funding Corp.
Treasurer of ESI Tractebel Acquisition Corp.
(Principal Financial and Principal Accounting Officer of the Registrants)

ESI TRACTEBEL FUNDING CORP. (the registrant) Certifications
I, James L. Robo, President (equivalent to the Chief Executive Officer) of ESI Tractebel Funding Corp., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

JAMES L. ROBO

James L. Robo President (equivalent to the Chief Executive Officer) ESI Tractebel Funding Corp.

ESI TRACTEBEL FUNDING CORP. (the registrant) Certifications
I, Robert L. McGrath, Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Funding Corp., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

ROBERT L. MCGRATH

Robert L. McGrath Treasurer (equivalent to the Chief Financial Officer) ESI Tractebel Funding Corp.

ESI TRACTEBEL ACQUISITION CORP. (the registrant) Certifications
I, James L. Robo, President (equivalent to the Chief Executive Officer) of ESI Tractebel Acquisition Corp., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

JAMES L. ROBO

James L. Robo President (equivalent to the Chief Executive Officer) ESI Tractebel Acquisition Corp.

ESI TRACTEBEL ACQUISITION CORP. (the registrant) Certifications
I, Robert L. McGrath, Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Acquisition Corp., certify that:
1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

ROBERT L. MCGRATH

Robert L. McGrath Treasurer (equivalent to the Chief Financial Officer) ESI Tractebel Acquisition Corp.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (the registrant) Certifications

I, James L. Robo, President of ESI Northeast Energy GP, Inc. (equivalent to the Chief Executive Officer of registrant) as Administrative General Partner of Northeast Energy Associates, a limited partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

JAMES L. ROBO

James L. Robo President (equivalent to the Chief Executive Officer) ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy Associates, a limited partnership

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (the registrant) Certifications

I, Robert L. McGrath, Vice President and Treasurer of ESI Northeast Energy GP, Inc. (equivalent to the Chief Financial Officer of registrant) as Administrative General Partner of Northeast Energy Associates, a limited partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

ROBERT L. MCGRATH

Robert L. McGrath
Vice President and Treasurer
(equivalent to the Chief Financial Officer)
ESI Northeast Energy GP, Inc.
as Administrative General Partner of
Northeast Energy Associates,
a limited partnership

NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (the registrant) Certifications

I, James L. Robo, President of ESI Northeast Energy GP, Inc. (equivalent to the Chief Executive Officer of registrant) as Administrative General Partner of North Jersey Energy Associates, a limited partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

JAMES L. ROBO

James L. Robo President (equivalent to the Chief Executive Officer) ESI Northeast Energy GP, Inc. as Administrative General Partner of North Jersey Energy Associates, a limited partnership

NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP (the registrant) Certifications

I, Robert L. McGrath, Vice President and Treasurer of ESI Northeast Energy GP, Inc. (equivalent to the Chief Financial Officer of registrant) as Administrative General Partner of North Jersey Energy Associates, a limited partnership, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

ROBERT L. MCGRATH

Robert L. McGrath
Vice President and Treasurer
(equivalent to the Chief Financial Officer)
ESI Northeast Energy GP, Inc.
as Administrative General Partner of
North Jersey Energy Associates,
a limited partnership

NORTHEAST ENERGY, LP (the registrant) Certifications
I, James L. Robo, President of ESI Northeast Energy GP, Inc. (equivalent to the Chief Executive Officer of registrant) as Administrative General Partner of Northeast Energy, LP, certify that:
1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

JAMES L. ROBO

James L. Robo President (equivalent to the Chief Executive Officer) ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP

NORTHEAST ENERGY, LP (the registrant) Certifications

I, Robert L. McGrath, Vice President and Treasurer of ESI Northeast Energy GP, Inc. (equivalent to the Chief Financial Officer of registrant) as Administrative General Partner of Northeast Energy, LP, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the registrant;
2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b)	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
	c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002

ROBERT L. MCGRATH

Robert L. McGrath Vice President and Treasurer (equivalent to the Chief Financial Officer) ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP