Form 10-Q
period 2005-03-31
ESI TRACTEBEL ACQUISITION CORP; NORTHEAST ENERGY LP
filed 2005-05-16
CIK 1059027, 1059025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number	Exact name of registrants as specified in their charters, State of Organization, address of principal executive offices and registrants' telephone number	IRS Employer Identification Number

333-52397	ESI TRACTEBEL ACQUISITION CORP. (a Delaware corporation)	65-0827005
333-52397-01	NORTHEAST ENERGY, LP (a Delaware limited partnership)	65-0811248
c/o FPL Energy, LLC 700 Universe Boulevard Juno Beach, Florida 33408 (561) 691-7171

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrants are accelerated filers as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of April 30, 2005, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

This combined Form 10-Q represents separate filings by ESI Tractebel Acquisition Corp. and Northeast Energy, LP. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes representations only as to itself and makes no representations whatsoever as to the other registrant.

CAUTIONARY STATEMENTS AND RISK FACTORS THAT MAY AFFECT FUTURE RESULTS

In connection with the safe harbor provisions of the Private Securities Litigation Reform Act of 1995 (Reform Act), ESI Tractebel Acquisition Corp. (Acquisition Corp.) and Northeast Energy, LP (NE LP) are hereby filing cautionary statements identifying important factors that could cause their actual results and the actual results of ESI Tractebel Funding Corp. (Funding Corp.), Northeast Energy Associates, a limited partnership (NEA) and North Jersey Energy Associates, a limited partnership (NJEA) (collectively, the Partnerships and, together with Funding Corp., Acquisition Corp. and NE LP, the registrants), to differ materially from those projected in forward-looking statements (as such term is defined in the Reform Act) made by or on behalf of the registrants in this combined Form 10-Q, in presentations, in response to questions or otherwise. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "believe," "could," "estimated," "may," "plan," "potential," "projection," "target," "outlook") are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could cause the registrants' actual results to differ materially from those contained in forward-looking statements made by or on behalf of any of the registrants.

Any forward-looking statement speaks only as of the date on which such statement is made, and the registrants undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors emerge from time to time, and it is not possible for management to predict all of such factors, nor can it assess the impact of each such factor on the business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statement.

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

•

The registrants are subject to extensive federal, state and local environmental statutes, rules and regulations relating to air quality, water quality, waste management, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

•

The registrants operate in a changing market environment influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation of the production and sale of electricity. The registrants will need to adapt to these changes and may face increasing competitive pressure.

•

A substantial portion of the output from the Partnerships' power generation facilities is sold under long-term power purchase agreements to three regulated utilities, two of which are under common control. The limited number of power purchasers creates a concentration of counterparty risk. The remaining output from the power generation facilities is sold, from time to time, in the merchant markets. In addition, it is expected that upon expiration of the power purchase agreements, the residual portion of the electrical output will be sold in the merchant market. Merchant plants sell power based on market conditions at the time of sale. The amount and timing of revenues to be received from the merchant markets in the future is uncertain. In December 2003, an amended and restated power purchase agreement between NJEA and a New Jersey utility became effective and in February 2005, amended and restated power purchase agreements between NEA and two Massachusetts utilities became effective. These agreements provide for, among other things, the ability to deliver electricity to these utilities from sources other than the NJEA and NEA facilities.

•

The operation of power generation facilities involves many risks, including start up risks, breakdown or failure of equipment, transmission lines or pipelines, use of new technology, the dependence on a specific fuel source or the impact of unusual or adverse weather conditions (including natural disasters), as well as the risk of performance below expected or contracted levels of output or efficiency. This could result in lost revenues and/or increased expenses. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. Breakdown or failure of an operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or payment of liquidated damages.

•

The registrants use derivative instruments, such as swaps and options, to manage their commodity and financial market risks. The registrants could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the value of the reported fair value of these contracts.

•

In addition to risks discussed elsewhere, risk factors specifically affecting the registrants' success include the ability to efficiently operate generating assets, the successful and timely completion of project restructuring activities, the price and supply of fuel, transmission constraints, competition from new sources of generation, excess generation capacity and demand for power. There can be significant volatility in market prices for fuel, and there are other financial, counterparty and market risks that are beyond the control of the registrants. The registrants' inability or failure to effectively hedge their assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair their future financial results.

•

The registrants' results of operations are affected by changes in the weather. Severe weather can be destructive, causing outages and/or property damage, which could require additional costs to be incurred.

•

The registrants are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims, as well as the effect of new, or changes in, tax laws, rates or policies, rates of inflation, accounting standards, securities laws or corporate governance requirements.

•

The registrants are subject to direct and indirect effects of terrorist threats and activities. Generation and transmission facilities, in general, have been identified as potential targets. The effects of terrorist threats and activities include, among other things, terrorist actions or responses to such actions or threats, the inability to generate, purchase or transmit power, the risk of a significant slowdown in growth or a decline in the U.S. economy, delay in economic recovery in the U.S., and the increased cost and adequacy of security and insurance.

•	The registrants' ability to obtain insurance, and the cost of and coverage provided by such insurance, could be affected by national, state or local events as well as registrant-specific events.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$113,230	$51,104
Accounts receivable	64,235	45,860
Due from related party	7,956	3,812
Spare parts inventories	3,400	3,379
Fuel inventories	1,756	5,559
Prepaid expenses and other current assets	10,400	10,084

Total current assets	200,977	119,798

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $4,375 and $4,240, respectively)	2,585	2,720
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $151,012 and $146,344, respectively)	369,507	373,857
Power purchase agreements (net of accumulated amortization of $398,680 and $382,336, respectively)	543,721	532,608
Other assets	10,000	42,873

Total non-current assets	930,525	956,770

TOTAL ASSETS	$1,131,502	$1,076,568

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$45,348	$45,348
Current portion of notes payable - the Acquisition Corp.	8,800	8,800
Current portion of notes payable - affiliate	32,752	2,869
Accrued interest payable	12,198	-
Accounts payable	1,056	3,726
Due to related parties	38,618	29,370
Other accrued expenses	16,184	15,654

Total current liabilities	154,956	105,767

Non-current liabilities:
Deferred revenue	510	-
Notes payable - the Funding Corp.	278,302	278,302
Notes payable - the Acquisition Corp.	184,800	184,800
Note payable - affiliate	20,714	20,714
Energy bank and other liabilities	73,789	84,541
Lease payable	740	740

Total non-current liabilities	558,855	569,097

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	8,216	7,896
Limited partners	409,475	393,808

Total partners' equity	417,691	401,704

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,131,502	$1,076,568

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the combined Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (2004 Form 10-K) for NE LP and Subsidiaries.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2005	2004

REVENUES	$55,870	$119,116

COSTS AND EXPENSES (INCOME):
Fuel	18,773	32,638
Operations and maintenance	3,237	3,433
Depreciation and amortization	21,031	20,096
General and administrative	2,115	1,954
Net gain on restructuring of contracts	(19,487)	(103,176)

Total costs and expenses/(income)	25,669	(45,055)

OPERATING INCOME	30,201	164,171

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	135	143
Interest expense	14,271	15,784
Interest income	(193)	(90)
Other expense	-	842

Total other expense - net	14,213	16,679

NET INCOME	$15,988	$147,492

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2005	2004

NET CASH PROVIDED BY OPERATING ACTIVITIES	$62,444	$55,180

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(318)	-

Net cash used in investing activities	(318)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	-	(5,000)

Net cash used in financing activities	-	(5,000)

Net increase in cash and cash equivalents	62,126	50,180
Cash and cash equivalents at beginning of period	51,104	58,907

Cash and cash equivalents at end of period	$113,230	$109,087

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Assumption of liability by partners	$29,883	$-

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2004 Form 10-K for NE LP and Subsidiaries.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP CONDENSED COMBINED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$113,148	$51,071
Accounts receivable	64,235	45,853
Due from related party	7,929	3,812
Spare parts inventories	3,400	3,379
Fuel inventories	1,756	5,559
Prepaid expenses and other current assets	10,400	10,084

Total current assets	200,868	119,758

Non-current assets:
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $151,012 and $146,344, respectively)	369,507	373,857
Power purchase agreements (net of accumulated amortization of $398,680 and $382,336, respectively)	543,721	532,608
Other assets	10,000	42,873

Total non-current assets	927,940	954,050

TOTAL ASSETS	$1,128,808	$1,073,808

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$45,348	$45,348
Accrued interest payable	7,735	-
Accounts payable	1,056	3,726
Due to related parties	38,536	29,346
Other accrued expenses	16,184	15,654

Total current liabilities	108,859	94,074

Non-current liabilities:
Deferred revenue	510	-
Notes payable - the Funding Corp.	278,302	278,302
Energy bank and other liabilities	73,637	84,389
Lease payable	740	740

Total non-current liabilities	353,189	363,431

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	6,668	6,163
Limited partners	660,092	610,140

Total partners' equity	666,760	616,303

TOTAL LIABILITIES AND PARTNERS' EQUITY	$1,128,808	$1,073,808

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2004 Form 10-K for NEA and NJEA.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP CONDENSED COMBINED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2005	2004

REVENUES	$55,858	$119,166

COSTS AND EXPENSES (INCOME):
Fuel	18,773	32,638
Operations and maintenance	3,237	3,433
Depreciation and amortization	21,031	20,096
General and administrative	2,115	1,954
Net gain on restructuring of contracts	(19,487)	(103,176)

Total costs and expenses/(income)	25,669	(45,055)

OPERATING INCOME	30,189	164,221

OTHER EXPENSE (INCOME):
Interest expense	9,808	11,230
Interest income	(193)	(90)
Other expense	-	842

Total other expense - net	9,615	11,982

NET INCOME	$20,574	$152,239

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2005	2004

NET CASH PROVIDED BY OPERATING ACTIVITIES	$62,395	$55,174

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(318)	-

Net cash used in investing activities	(318)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to partners	-	(5,000)

Net cash used in financing activities	-	(5,000)

Net increase in cash and cash equivalents	62,077	50,174
Cash and cash equivalents at beginning of period	51,071	58,092

Cash and cash equivalents at end of period	$113,148	$108,266

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Assumption of liability by parent company	$29,883	$-

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2004 Form 10-K for NEA and NJEA.

ESI TRACTEBEL FUNDING CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2005	December 31, 2004

ASSETS
Current assets:
Cash	$1	$1
Interest receivable from the Partnerships	7,735	-
Current portion of notes receivable from the Partnerships	45,348	45,348

Total current assets	53,084	45,349

Notes receivable from the Partnerships	278,302	278,302

TOTAL ASSETS	$331,386	$323,651

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$45,348	$45,348
Accrued interest payable	7,735	-

Total current liabilities	53,083	45,348

Debt securities payable	278,302	278,302

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$331,386	$323,651

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2005	2004

Interest income	$7,735	$8,400
Interest expense	(7,735)	(8,400)

NET INCOME	$-	$-

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2004 Form 10-K for the Funding Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2005	December 31, 2004

ASSETS
Current assets:
Interest receivable from NE LP	$3,867	$-
Current portion of note receivable from NE LP	8,800	8,800

Total current assets	12,667	8,800

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	184,800	184,800

Total non-current assets	184,952	184,952

TOTAL ASSETS	$197,619	$193,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$32	$31
Current portion of debt securities payable	8,800	8,800
Accrued interest payable	3,867	-

Total current liabilities	12,699	8,831

Non-current liabilities:
Debt securities payable	184,800	184,800
Other	56	59

Total non-current liabilities	184,856	184,859

TOTAL LIABILITIES	197,555	193,690

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued and outstanding	-	-
Retained earnings	64	62

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$197,619	$193,752

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2005	2004

Interest income	$3,867	$4,043
Interest expense	(3,864)	(4,040)

Income before income taxes	3	3
Income tax expense	(1)	(1)

NET INCOME	$2	$2

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2004 Form 10-K for the Acquisition Corp.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
ESI TRACTEBEL FUNDING CORP.
ESI TRACTEBEL ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The accompanying Condensed Consolidated Financial Statements, Condensed Combined Financial Statements and Condensed Financial Statements should be read in conjunction with the 2004 Form 10-K for the registrants. In the opinion of the registrants' management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Certain other amounts included in the prior year's consolidated and combined financial statements have been reclassified to conform to the current year's presentation. The Funding Corp. and the Acquisition Corp. had no cash transactions for the three months ended March 31, 2005 and 2004 and therefore have not presented a statement of cash flows. The results of operations for an interim period may not give a true indication of results for the year.

1. Combined Statement of Partners' Equity
NEA's and NJEA's general partner (GP) and limited partner (LP) equity balances are comprised of the following:

	NEA			NJEA			Combined

	GP	LP	Total	GP	LP	Total	GP	LP	Total

	(Thousands of Dollars)

Balances, December 31, 2004	$2,509	$248,504	$251,013	$3,654	$361,636	$365,290	$6,163	$610,140	$616,303
Balances, March 31, 2005	$3,197	$316,601	$319,798	$3,471	$343,491	$346,962	$6,668	$660,092	$666,760

NEA received approximately a $29.9 million non-cash contribution from NE LP related to costs associated with the execution of the amended and restated power purchase agreement, as described in Note 5 below, in the first quarter of 2005. Affiliates of NE LP's partners paid these costs in the form of loans in the same amount to NE LP due December 31, 2005. These loans were repaid with interest in April 2005 from funds otherwise available for NE LP partnership distributions.

2. Accounting for Derivative Instruments and Hedging Activities

NE LP and the Partnerships reclassified a net gain of approximately $0.5 million into earnings from accumulated other comprehensive income for the three months ended March 31, 2004. The effective portion of the net gain/loss on cash flow hedges included within comprehensive income was a net gain of approximately $8 thousand for the three months ended March 31, 2004. There were no net gains/losses on cash flow hedges in comprehensive income for the three months ended March 31, 2005.

Unrealized mark-to-market gains and losses on derivative transactions represent the net unrealized effect of derivative transactions entered into as economic hedges (but which do not qualify for hedge accounting under Statement of Financial Accounting Standards No. (FAS) 133, "Accounting for Derivative Instruments and Hedging Activities," as amended) and the ineffective portion of transactions accounted for as cash flow hedges. These transactions have been entered into to reduce NE LP and the Partnerships' aggregate fuel cost and purchased power price risk. Changes in the derivatives' fair value for power purchases are recognized in operating revenues and fuel purchases are recognized in fuel expense in NE LP's and the Partnerships' condensed consolidated and combined statements of operations, unless hedge accounting is applied.

Unrealized mark-to-market gains on derivative transactions were $8.7 million and $36.0 million for the quarters ended March 31, 2005 and 2004, respectively. In addition, NE LP and the Partnerships recognized a net loss of $40.4 million due to the write-off of derivative assets associated with NJEA's termination of its two off-peak power purchase contracts with PMI and TEMI which is included as a reduction to revenues for the three months ended March 31, 2005. The current portion of the derivative assets is $9.0 million at March 31, 2005 and is included in the condensed combined and consolidated balance sheets under prepaid expenses and other current assets. There were no non-current derivative assets at March 31, 2005. The current portion of derivative liabilities is $0.3 million at March 31, 2005 and is included in the condensed combined and consolidated balance sheets under other accrued expenses. There were no non-current derivative liabilities at March 31, 2005.

3. Comprehensive Income

Comprehensive income below includes net income and net unrealized gains (losses) on cash flow hedges of forecasted fuel purchases for both NE LP and the Partnerships of approximately $(0.5) million for the period ended March 31, 2004. There were no differences between comprehensive income and net income for the first quarter of 2005.

	Three Months Ended March 31,

	2005	2004

	(Thousands of Dollars)

NE LP	$15,988	$146,995
The Partnerships	$20,574	$151,742

4. Commitments and Contingencies
The long-term contractual obligations of NE LP and the Partnerships at March 31, 2005 are as follows:

NE LP AND THE PARTNERSHIPS March 31, 2005 (Thousands of Dollars)

	2005	2006 - 07	2008 - 09	Thereafter	Total

CONTRACTUAL OBLIGATIONS

The Partnerships:
Funding Corp. debt(a)	$75,228	$152,691	$132,295	$70,002	$430,216
Operating leases	204	582	630	765	2,181
Other long-term obligations:
Energy bank liability	-	65,531	-	-	65,531
Administrative agreement(b)	450	1,200	1,200	5,400	8,250
O&M agreement(b)	1,125	3,000	3,000	10,500	17,625
Fuel management agreement(b)	675	1,800	1,800	12,600	16,875
Steam sales termination agreement(c)	3,113	8,302	-	-	11,415
Natural gas, including transportation and storage	15,845	41,963	38,779	105,416	202,003

Total Partnerships	96,640	275,069	177,704	204,683	754,096

NE LP:
Acquisition Corp. debt(a)	24,093	62,973	69,582	112,538	269,186
Affiliate debt(a)	34,647	9,528	9,528	7,146	60,849

Total NE LP	58,740	72,501	79,110	119,684	330,035

Total contractual obligations	$155,380	$347,570	$256,814	$324,367	$1,084,131

(a)	Includes principal and interest.
(b)

Represents the minimum obligation under the terms of the agreement. The minimum obligation is subject to an annual inflation factor adjustment, which is excluded from the minimum obligation included in the table.

(c)	Represents the gross amount due under the agreement. Approximately $0.8 million is reimbursed by the New Jersey utility annually under the terms of the amended and restated power purchase agreement.

5. Cogeneration Facilities, Power Purchase Agreements and Carbon Dioxide Facility

On February 28, 2005, the amended and restated power purchase agreements among NEA as seller, and Boston Edison Company (Boston Edison) and Commonwealth Electric Company (Commonwealth) as utility purchasers became effective. The amended and restated agreements provide for, among other things, NEA obtaining the right to source power from the wholesale market in addition to sourcing power from NEA's facility. Affiliates of NE LP's partners paid approximately $29.9 million to the utility purchasers in the form of loans to NE LP in the same amount due on December 31, 2005. This payment was capitalized as part of the power purchase agreement's intangible asset on the balance sheet at March 31, 2005. These loans were repaid with interest in April 2005 from funds otherwise available for NE LP partnership distributions.

On March 2, 2005, the gas purchase and supply agreement between NEA and ProGas Limited of Alberta, Canada (ProGas) was terminated by agreement (NEA Termination Agreement). Under the terms of the NEA Termination Agreement, NEA will continue to purchase 12,507 MMbtu/day through October 31, 2005 at a fixed price and the fuel supplier will pay NEA $25.0 million on November 1, 2005. NEA recognized a $22.5 million gain associated with this termination on the effective date.

Also on February 28, 2005, NEA terminated its long-term gas supply agreements with FPL Energy Power Marketing, Inc. (PMI) and Tractebel Energy Marketing, Inc. (TEMI), which had been effective since September 2003 and January 2004, and replaced them with two long-term gas supply agreements with PMI and TEMI effective March 31, 2005 that will enable NEA to purchase sufficient fuel for production.

NEA and New England Power Company (New England Power) terminated the remaining power purchase agreement effective February 28, 2005. The terminated agreement had covered approximately 8% of NEA's output up to 25 megawatts. The termination of this power purchase agreement resulted in the recognition of a $2.4 million loss representing the current net book value of the agreement.

NEA recognized a gain of approximately $19.5 million in the first quarter of 2005 due primarily to the gain on termination of the gas and supply agreement with ProGas partially offset by the loss on termination of the power purchase agreement with New England Power, and the termination of the operating lease agreement.

To meet the FERC regulations for a qualifying facility (QF), NEA sold thermal energy to an unrelated third party which leased a carbon dioxide facility owned by NEA and is located on NEA's property. As a result of the amended and restated power purchase agreements between NEA and two Massachusetts utilities, NEA filed for and was granted Electric Wholesale Generator (EWG) status and no longer operates as a QF. Therefore, NEA issued a notice of termination to the lessee of the carbon dioxide facility to terminate the operating lease, steam sales agreement and other ancillary agreements effective April 30, 2005. NEA has recorded a $0.6 million loss associated with obligations arising from termination of the operating lease.

On February 28, 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements.

Also on February 28, 2005, NJEA terminated its two off-peak power purchase contracts with PMI and TEMI, which had been entered into effective January 2004, each of which provided for the purchase of up to 125 mw per off-peak hour at a fixed price to supply power to the New Jersey utility.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements, Notes to Condensed Combined Financial Statements and Notes to Condensed Financial Statements contained herein (the Notes) and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2004 Form 10-K for the registrants. The results of operations for an interim period may not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

Results of Operations

NE LP Consolidated and the Partnerships - NE LP's net income for the first quarter of 2005 was $16.0 million compared to $147.5 million for the same period in 2004 and the Partnerships' net income for the first quarter of 2005 was $20.6 million compared to $152.2 for the same period in 2004. Net income for the first quarter of 2005 included a net gain of $19.5 million on restructuring of contracts and net losses of $40.4 million from the termination of power purchase contracts. Net income for the first quarter of 2004 included a net gain of $103.2 million on restructuring of contracts and net unrealized mark-to-market gains of $36.0 million.

The net gain on restructurings of contracts in the first quarter of 2005 consists of a gain of $22.5 million recognized on the effective date of a termination agreement between NEA and one of its fuel suppliers, partially offset by a loss of $2.4 million recognized on the effective date of the termination of the remaining power purchase agreement between NEA and New England Power. The net gain on restructurings of contracts in the first three months of 2004 consisted of a gain of $115.1 million recognized on the effective date of a partial termination agreement between NEA and one of its fuel suppliers, partially offset by a loss of $11.9 million recognized on the exercise date of NJEA's option to terminate its steam sales contract.

In February 2005, NJEA terminated its two off-peak power purchase contracts with PMI and TEMI, which had been entered into effective January 2004, each of which provided for the purchase of up to 125 mw per off-peak hour at a fixed price to supply power to the New Jersey utility. The derivative assets associated with these contracts were subsequently written-off resulting in net losses of $40.4 million in the first three months of 2005. NE LP included unrealized mark-to-market gains on these contracts of $36.0 million for the same period in 2004.

Revenue decreased for the three months ended March 31, 2005 compared to the same period in 2004 primarily due to a realized loss of $40.4 million described above, compared to a mark-to-market gain of $36.0 for the same period in 2004. This decrease was partially offset by favorable pricing on power purchased of $14.6 million and an increase in the utility energy bank amortization of $1.4 million. The decrease in the energy bank balances is determined in accordance with scheduled or specified rates under a certain power purchase agreement. NE LP's revenues for the three months ended March 31, 2005 and 2004 were comprised of $55.7 million and $118.9 million of power sales to utilities and $0.2 million and $0.2 million of steam sales, respectively. Partnerships' revenues for the three months ended March 31, 2005 and 2004 were comprised of $55.7 million and $118.9 million of power sales to utilities and $0.2 million and $0.2 million of steam sales, respectively.

Fuel expense decreased in the first three months of 2005 compared to 2004 primarily as a result of the NJEA and NEA amended and restated power purchase agreements and increased gains on fuel sales in 2005. By supplying power from the market rather than the NJEA and NEA facilities, fuel expense decreased $12.9 million in the first quarter of 2005. This decrease was partially offset by the increased cost of market priced gas of $7.0 million. In addition, NE LP and the Partnerships had mark-to-market gains of $8.7 million on derivatives primarily associated with gas supply provided by ProGas under the termination agreement.

NE LP makes scheduled interest and principal payments on its outstanding debt. NE LP is scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for NE LP decreased in the first three months of 2005 as a result of decreasing principal balances on its outstanding debt.

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt. Both entities are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for both the Funding Corp. and Acquisition Corp. decreased in the first three months of 2005 as a result of decreasing principal balances on their outstanding debt.

Liquidity and Capital Resources

NE LP and the Partnerships - The changes in net cash provided by operating activities for NE LP and the Partnerships for the three months ended March 31, 2005 compared to the three months ended March 31, 2004 were primarily due to costs incurred in 2005 as a result of the NEA amended and restated power purchase agreements discussed above.

Each of NE LP and the Partnerships make scheduled interest and principal payments on their outstanding debt. Each are scheduled to make semi-annual principal and interest payments on June 30 and December 30.

NE LP and the Partnerships' long-term contractual obligations at March 31, 2005 are shown in Note 4.

Letters of credit were established to satisfy requirements in certain power purchase agreements. As of March 31, 2005, one letter of credit related to a power purchase agreement remains. This letter of credit can be drawn upon in multiple drawings in favor of the power purchaser in the event that the power purchase agreement has terminated at the time when there is a positive energy bank balance existing.

In February 2005, affiliates of NE LP's partners paid approximately $29.9 million to the utility purchasers associated with NEA's amended and restated power purchase agreements in the form of loans to NE LP in the same amount due December 31, 2005. These loans were repaid with interest in April 2005 from funds otherwise available for NE LP partnership distributions.

Market Risk Sensitivity

Commodity price risk - The prices received by the Partnerships for power sales under their long-term contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas. To manage the price risk associated with purchases of natural gas and, beginning in December 2003, purchases of power, the Partnerships may, from time to time, enter into certain transactions either through public exchanges or by means of over-the-counter transactions with specific counterparties. The Partnerships manage their risk associated with purchases of natural gas and power through the use of natural gas and power swap agreements and options. The swap agreements require the Partnerships to pay a fixed price (absolutely or within a specified range) in return for a variable price on specified notional quantities of natural gas and power. The options consist of purchased call options to establish a maximum price for natural gas and power, and written put options are executed to offset the cost of the purchased call options.

NE LP and the Partnerships use a value-at-risk (VaR) model to measure market risk in their mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of March 31, 2005 and December 31, 2004, the VaR figures (in thousands) are as follows:

	Trading and Managed Hedges	Non-Managed Hedges and Hedges in OCI(a)	Total

December 31, 2004	$-	$3,165	$3,165
March 31, 2005	$332	$-	$332
Average for the period ended March 31, 2005	$286	$2,628	$1,984

(a)

Non-managed hedges are employed to reduce the market risk exposure to physical assets which are not marked to market. The VaR figures for the non-managed hedges and hedges in OCI category do not represent the economic exposure to commodity price movements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Sensitivity.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2005, each of the registrants had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of each of the registrants, or their equivalent (Principal Officers), of the effectiveness of the design and operation of the registrants' disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the Principal Officers concluded that the registrants' disclosure controls and procedures are effective in timely alerting them to material information relating to the registrants required to be included in the registrants' reports filed or submitted under the Exchange Act. The registrants have a Disclosure Committee, which is made up of several key management employees and reports directly to the Principal Officers of each of the registrants to monitor and evaluate these disclosure controls and procedures. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the registrants cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

(b) Changes in Internal Controls over Financial Reporting

The registrants are continuously seeking to improve the efficiency and effectiveness of their operations and of their internal controls. This results in refinements to processes. However, there has been no change in the registrants' internal control over financial reporting that occurred during the registrants' most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrants' internal control over financial reporting.

PART II - OTHER INFORMATION
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Description

3.1.2(1)	Certificate of Incorporation of the Acquisition Corp. as filed with the Secretary of State of the State of Delaware on January 12, 1998
3.2.1(1)	By-laws of the Acquisition Corp.
3.7(2)	Certificate of Limited Partnership of NE LP, a Delaware limited partnership, as filed with the Secretary of State of the State of Delaware on November 21, 1997
3.8(2)	Agreement of Limited Partnership of NE LP, a Delaware limited partnership, dated as of November 21, 1997
10.67(3)

Bellingham Execution Agreement dated August 19, 2004 between Boston Edison (BECo) and Commonwealth (CECo) and NEA, including Amended and Restated Power Purchase Agreements dated as of August 19, 2004 by and between BECo and NEA, and Amended and Restated Power Purchase Agreements dated as of August 19, 2004 by and between CECo and NEA

10.68(3)	Termination Agreement dated January 14, 2005 between ProGas and NEA
10.69(4)	Base Contract for Sale and Purchase of Natural Gas dated January 25, 2005 between PMI and NEA
10.70(4)	Special Provisions dated January 25, 2005 between PMI and NEA
10.71(4)	Base Contract for Sale and Purchase of Natural Gas dated January 25, 2005 between TEMI and NEA
10.72(4)	Special Provisions dated January 25, 2005 between TEMI and NEA
10.73(4)	Supplemental Fuel Management Subcontract Agreement dated as of February 28, 2005 between Bellingham Cogeneration Plant and ESI Northeast Fuel and PMI
31(a)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of Acquisition Corp.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (equivalent to the Chief Financial Officer) of Acquisition Corp.
31(c)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of NE LP
31(d)	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of NE LP
32(a)	Section 1350 Certification of Acquisition Corp.
32(b)	Section 1350 Certification of NE LP
(1)

Incorporated herein by reference from the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by the Acquisition Corp. and NE LP on May 12, 1998 (file nos. 333-52397 and 333-52397-01).

(2)	Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the Partnerships on March 27, 1998 (file nos. 33-87902, 33-87902-01 and 33-87902-02).
(3)

Incorporated herein by reference from Form 8-K filed by the registrants with the Securities and Exchange Commission on March 4, 2005 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

(4)

Incorporated herein by reference from the Annual Report on Form 10-K filed by the registrants with the Securities and Exchange Commission on March 30, 2005 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.

NORTHEAST ENERGY, LP (ESI Northeast Energy GP, Inc. as Administrative General Partner) ESI TRACTEBEL ACQUISITION CORP. (Registrants)

Date: May 13, 2005

MARK R. SORENSEN

Mark R. Sorensen Vice President and Treasurer of ESI Northeast Energy GP, Inc. Treasurer of ESI Tractebel Acquisition Corp. (Principal Financial and Principal Accounting Officer of the Registrants)