Form 10-Q
period 2006-09-30
ESI TRACTEBEL ACQUISITION CORP; NORTHEAST ENERGY LP
filed 2006-11-13
CIK 1059027, 1059025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006

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
Yes [   ] No [X]

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Securities Exchange Act. (Check one)
Large accelerated filers [   ]          Accelerated filers [   ]          Non-accelerated filers [X]

Indicate by check mark whether the registrants are shell companies as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of October 31, 2006, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "believe," "could," "estimated," "may," "plan," "potential," "projection," "target," "outlook") are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on the Acquisition Corp.'s and/or NE LP's (together, the registrants) operations and financial results, and could cause Acquisition Corp.'s and/or NE LP's actual results to differ materially from those contained in forward-looking statements made by or on behalf of either of the registrants in this Form 10-Q, in presentations, or in response to questions or otherwise.

•

The registrants are subject to complex laws and regulations and to changes in laws and regulations as well as changing governmental policies and regulatory actions, including initiatives regarding deregulation and restructuring of the energy industry and environmental matters.

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

•	The operation and maintenance of power generation facilities involves significant risks that could adversely affect the results of operations and financial condition of the registrants.
•

Capital improvements to power generation facilities involve substantial risks. Should capital improvement efforts be unsuccessful, the results of operations and financial condition of the registrants could be adversely affected.

•	The use of derivative contracts by NE LP and the Partnerships in the normal course of business could result in financial losses that negatively impact the results of operations of the registrants.
•

The competitive energy business is subject to risks, many of which are beyond the control of the registrants, that may reduce the revenues and adversely impact the results of operations and financial condition of the registrants.

•	Weather affects the registrants' results of operations.
•

The registrants are subject to costs and other effects of legal proceedings as well as changes in or additions to applicable tax laws, rates or policies, rates of inflation, accounting standards, securities laws and corporate governance requirements.

•	Threats of terrorism and catastrophic events that could result from terrorism may impact the operations of the registrants in unpredictable ways.
•	The registrants' ability to obtain insurance and the terms of any available insurance coverage could be affected by national, state or local events and registrant-specific events.
•

The registrants are substantially leveraged and subject to restrictive covenants that limit additional borrowings, and the registrants' ability to fund principal and interest payments as well as capital expenditures, depend on the future performance of the Partnerships.

•	All obligations of the Partnerships are non-recourse to the owners of the registrants.

These and other risk factors are included in this report in Part II, Item 1A. Risk Factors and in Part I, Item 1A. Risk Factors of the registrants' Annual Report on Form 10-K for the year ended December 31, 2005 (2005 Form 10-K).

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	September 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$110,688	$96,055
Accounts receivable	64,467	76,383
Spare parts inventories	4,457	3,973
Fuel inventories	10,341	7,790
Prepaid expenses and other current assets	5,880	279

Total current assets	195,833	184,480

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $5,178 and $4,788, respectively)	1,782	2,172
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $179,115 and $165,116, respectively)	351,520	364,944
Power purchase agreements (net of accumulated amortization of $513,300 and $454,075, respectively)	428,056	487,281
Other assets	294	905

Total non-current assets	786,364	860,014

TOTAL ASSETS	$982,197	$1,044,494

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$53,331	$52,641
Current portion of notes payable - the Acquisition Corp.	17,600	13,200
Current portion of notes payable - affiliate	3,240	3,112
Accounts payable	2,725	8,376
Accrued interest payable	10,024	-
Due to related parties	9,119	63,694
Other accrued expenses	15,238	13,240

Total current liabilities	111,277	154,263

Non-current liabilities:
Deferred revenue	20,503	9,229
Notes payable - the Funding Corp.	198,651	225,661
Notes payable - the Acquisition Corp.	160,600	171,600
Note payable - affiliate	15,943	17,602
Energy bank and other liabilities	15,832	44,283
Lease payable	554	653

Total non-current liabilities	412,083	469,028

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	9,039	8,286
Limited partners	449,798	412,917

Total partners' equity	458,837	421,203

TOTAL LIABILITIES AND PARTNERS' EQUITY	$982,197	$1,044,494

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2005 Form 10-K for NE LP and Subsidiaries.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

REVENUES	$109,991	$114,826	$278,247	$253,666

COSTS AND EXPENSES (INCOME):
Fuel (net of fuel sales)	22,602	35,999	19,799	70,867
Operations and maintenance	3,685	3,231	12,516	10,873
Depreciation and amortization	24,570	23,789	73,298	67,989
General and administrative	2,778	2,623	7,773	7,288
Net gain on restructuring of contracts	-	-	-	(19,487)

Total costs and expenses	53,635	65,642	113,386	137,530

OPERATING INCOME	56,356	49,184	164,861	116,136

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	132	138	390	411
Interest expense	10,705	13,048	34,283	41,223
Interest income	(558)	(328)	(1,676)	(773)
Other income	-	(273)	-	(630)

Total other expense - net	10,279	12,585	32,997	40,231

NET INCOME	$46,077	$36,599	$131,864	$75,905

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Nine Months Ended September 30,

	2006	2005

NET CASH PROVIDED BY OPERATING ACTIVITIES	$145,820	$128,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,506)	(492)

Net cash used in investing activities	(2,506)	(492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on the Funding Corp. notes	(26,320)	(22,674)
Principal payment on the Acquisition Corp. note	(6,600)	(4,400)
Principal payments on the affiliate notes	(1,531)	(31,296)
Distributions to partners	(94,230)	(13,372)

Net cash used in financing activities	(128,681)	(71,742)

Net increase in cash and cash equivalents	14,633	56,351
Cash and cash equivalents at beginning of period	96,055	51,104

Cash and cash equivalents at end of period	$110,688	$107,455

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$21,589	$24,286

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Assumption of liability by partners	$-	$29,883

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

	September 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$94,586	$96,047
Accounts receivable	64,467	76,383
Spare parts inventories	4,457	3,973
Fuel inventories	10,341	7,790
Prepaid expenses and other current assets	5,871	271

Total current assets	179,722	184,464

Non-current assets:
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $179,115 and $165,116, respectively)	351,520	364,944
Power purchase agreements (net of accumulated amortization of $513,300 and $454,075, respectively)	428,056	487,281
Other assets	294	905

Total non-current assets	784,582	857,842

TOTAL ASSETS	$964,304	$1,042,306

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$53,331	$52,641
Accounts payable	2,725	8,376
Accrued interest payable	6,064	-
Due to related parties	9,119	63,694
Other accrued expenses	15,238	13,240

Total current liabilities	86,477	137,951

Non-current liabilities:
Deferred revenue	20,503	9,229
Notes payable - the Funding Corp.	198,651	225,661
Energy bank and other liabilities	15,681	44,133
Lease payable	554	653

Total non-current liabilities	235,389	279,676

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	6,424	6,247
Limited partners	636,014	618,432

Total partners' equity	642,438	624,679

TOTAL LIABILITIES AND PARTNERS' EQUITY	$964,304	$1,042,306

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

REVENUES	$109,991	$114,826	$278,247	$253,654

COSTS AND EXPENSES (INCOME):
Fuel (net of fuel sales)	22,602	35,999	19,799	70,867
Operations and maintenance	3,684	3,231	12,516	10,873
Depreciation and amortization	24,570	23,789	73,298	67,989
General and administrative	2,780	2,623	7,763	7,282
Net gain on restructuring of contracts	-	-	-	(19,487)

Total costs and expenses	53,636	65,642	113,376	137,524

OPERATING INCOME	56,355	49,184	164,871	116,130

OTHER EXPENSE (INCOME):
Interest expense	6,705	8,805	22,049	28,163
Interest income	(549)	(320)	(1,632)	(742)
Other income	-	(273)	-	(630)

Total other expense - net	6,156	8,212	20,417	26,791

NET INCOME	$50,199	$40,972	$144,454	$89,339

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Nine Months Ended September 30,

	2006	2005

NET CASH PROVIDED BY OPERATING ACTIVITIES	$154,060	$137,398

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,506)	(492)

Net cash used in investing activities	(2,506)	(492)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on the Funding Corp. notes	(26,320)	(22,674)
Distributions to partners	(126,695)	(72,190)

Net cash used in financing activities	(153,015)	(94,864)

Net (decrease) increase in cash and cash equivalents	(1,461)	42,042
Cash and cash equivalents at beginning of period	96,047	51,071

Cash and cash equivalents at end of period	$94,586	$93,113

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$13,355	$15,468

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Assumption of liability by parent company	$-	$29,883

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2005 Form 10-K for NEA and NJEA.

ESI TRACTEBEL FUNDING CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	September 30, 2006	December 31, 2005

ASSETS
Current assets:
Cash	$1	$1
Interest receivable from the Partnerships	6,064	-
Current portion of notes receivable from the Partnerships	53,331	52,641

Total current assets	59,396	52,642

Notes receivable from the Partnerships	198,651	225,661

TOTAL ASSETS	$258,047	$278,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$53,331	$52,641
Accrued interest payable	6,064	-

Total current liabilities	59,395	52,641

Debt securities payable	198,651	225,661

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$258,047	$278,303

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Interest income	$6,064	$7,205	$19,419	$22,674
Interest expense	(6,064)	(7,205)	(19,419)	(22,674)

NET INCOME	$-	$-	$-	$-

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2005 Form 10-K for the Funding Corp.

ESI TRACTEBEL FUNDING CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Nine Months Ended September 30,

	2006	2005

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received from the Partnerships	26,320	22,674

Net cash provided by investing activities	26,320	22,674

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	(26,320)	(22,674)

Net cash used in financing activities	(26,320)	(22,674)

Net change in cash	-	-
Cash at beginning of period	1	1

Cash at end of period	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$13,355	$15,468

This report should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2005 Form 10-K for the Funding Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	September 30, 2006	December 31, 2005

ASSETS
Current assets:
Current portion of note receivable from NE LP	$17,600	$13,200
Interest receivable from NE LP	3,560	-

Total current assets	21,160	13,200

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	160,600	171,600

Total non-current assets	160,752	171,752

TOTAL ASSETS	$181,912	$184,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$39	$36
Current portion of debt securities payable	17,600	13,200
Accrued interest payable	3,560	-

Total current liabilities	21,199	13,236

Non-current liabilities:
Debt securities payable	160,600	171,600
Other	39	47

Total non-current liabilities	160,639	171,647

TOTAL LIABILITIES	181,838	184,883

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued and outstanding	-	-
Retained earnings	74	69

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$181,912	$184,952

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006	2005	2006	2005

Interest income	$3,560	$3,779	$10,942	$11,513
Interest expense	(3,557)	(3,776)	(10,934)	(11,504)

Income before income taxes	3	3	8	9
Income tax expense	(1)	(1)	(3)	(4)

NET INCOME	$2	$2	$5	$5

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2005 Form 10-K for the Acquisition Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Nine Months Ended September 30,

	2006	2005

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received from NE LP	6,600	4,400

Net cash provided by investing activities	6,600	4,400

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	(6,600)	(4,400)

Net cash used in financing activities	(6,600)	(4,400)

Net change in cash	-	-
Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,382	$7,734

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

1. New Accounting Rules and Interpretations

Accounting for Planned Major Maintenance Activities - In September 2006, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) AUG AIR-1, "Accounting for Planned Major Maintenance Activities," which eliminates the accrue-in-advance method for recognizing costs associated with planned major maintenance activities. NE LP and the Partnerships currently utilize the accrue-in-advance method to account for certain planned major maintenance costs. Upon adoption of FSP AUG AIR-1, NE LP and the Partnerships will utilize the deferral method to account for certain planned major maintenance costs. NE LP and the Partnerships will be required to adopt FSP AUG AIR-1 beginning January 1, 2007 and apply it retrospectively. NE LP and the Partnerships are currently evaluating the impact of adopting FSP AUG AIR-1.

Fair Value Measurements - In September 2006, the FASB issued Statement of Financial Accounting Standards No. (FAS) 157, "Fair Value Measurements," which clarifies how to measure fair value and requires enhanced fair value measurement disclosures. The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement and sets out a fair value hierarchy with the highest priority being quoted prices in active markets for identical assets or liabilities. The registrants, the Partnerships and the Funding Corp. will be required to adopt FAS 157 on January 1, 2008. The registrants, the Partnerships and the Funding Corp. are currently evaluating the impact of FAS 157.

2. Combined Statement of Partners' Equity
NEA's and NJEA's general partner (GP) and limited partner (LP) equity balances are comprised of the following:

	NEA			NJEA			Combined

	GP	LP	Total	GP	LP	Total	GP	LP	Total

	(Thousands of Dollars)

Balances, December 31, 2005	$2,569	$254,384	$256,953	$3,678	$364,048	$367,726	$6,247	$618,432	$624,679
Balances, September 30, 2006	$2,520	$249,545	$252,065	$3,904	$386,469	$390,374	$6,424	$636,014	$642,438

The Partnerships (NEA and NJEA) paid distributions to NE LP totaling $126.7 million and $72.1 million for the nine months ended September 30, 2006 and 2005, respectively. NE LP issued distributions totaling $94.2 million and $13.4 million to its partners for the nine months ended September 30, 2006 and 2005, respectively.

3. Accounting for Derivative Instruments and Hedging Activities

Derivative instruments are recorded on NE LP's and the Partnerships' consolidated and combined balance sheets as either an asset or liability (in prepaid expenses and other current assets, other assets and other accrued expenses) measured at fair value in accordance with FAS 133 (as amended and interpreted). NE LP and the Partnerships use derivative instruments (primarily forward purchases and sales, and swaps) to manage the commodity price risk inherent in fuel and electricity contracts. In addition NE LP and the Partnerships use derivatives to optimize the value of power generation assets.

All changes in the derivatives' fair value (unrealized mark-to-market gains and losses) for power purchases and sales are recognized net in revenues, and fuel purchases and sales are recognized net in fuel expense unless hedge accounting is applied. While substantially all of NE LP's and the Partnerships' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge at inception and it must be highly effective in offsetting the hedged risk. Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable. NE LP and the Partnerships believe that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has not occurred. Generally, the hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. At September 30, 2006, no cash flow hedges existed at NE LP and the Partnerships. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. Settlement gains and losses are included within the line items in the statements of operations to which they relate. There were no net gains/losses on cash flow hedges in comprehensive income for the three and nine months ended September 30, 2006 and 2005. As a result, there were no differences between comprehensive income and net income for the three and nine months ended September 30, 2006 and 2005, respectively.

Unrealized mark-to-market gains/(losses) on derivative transactions were $3.9 million and $(8.2) million for the quarters ended September 30, 2006 and 2005, respectively, and are included in fuel expense (net of fuel sales) on the condensed consolidated and combined statements of operations. Unrealized mark-to-market gains/(losses) on derivative transactions were $5.8 million and $(4.9) million for the nine months ended September 30, 2006 and 2005, respectively, and are included in fuel expense (net of fuel sales) on the condensed consolidated and combined statements of operations. The current portion of the derivative asset was $4.4 million at September 30, 2006 and is included in the condensed combined and consolidated balance sheets under prepaid expenses and other current assets. There were no non-current derivative assets at September 30, 2006. There were no derivative liabilities at September 30, 2006. For the nine months ended September 30, 2005, NE LP and the Partnerships recognized a net loss of $40.4 million due to the write-off of derivative assets associated with NJEA's termination of its two off-peak power purchase contracts with FPL Energy Power Marketing, Inc. (PMI) and Suez Energy Marketing NA, Inc. (TEMI) which is included as a reduction to revenues.

4. Commitments and Contingencies
The long-term contractual obligations of NE LP and the Partnerships at September 30, 2006 are as follows:

NE LP AND THE PARTNERSHIPS September 30, 2006 (Thousands of Dollars)

	Total	2006	2007 - 08	2009 - 10	Thereafter

CONTRACTUAL OBLIGATIONS

The Partnerships:
Funding Corp. debt(a)	$315,313	$38,449	$141,871	$134,993	$-
Operating leases	1,763	71	606	654	432
Other long-term obligations:
Energy bank liability	11,017	-	11,017	-	-
Administrative agreement(b)	7,350	150	1,200	1,200	4,800
O&M agreement(b)	15,375	375	3,000	3,000	9,000
Fuel management agreement(b)	15,525	225	1,800	1,800	11,700
Steam sales termination agreement(c)	5,189	1,038	4,151	-	-
Natural gas, including transportation and storage	57,544	2,418	19,462	19,340	16,325

Total Partnerships	429,076	42,726	183,107	160,987	42,257

NE LP:
Acquisition Corp. debt(a)	231,110	13,719	68,785	78,651	69,955
Affiliate debt(a)	23,825	2,382	9,530	9,530	2,383

Total NE LP	254,935	16,101	78,315	88,181	72,338

Total contractual obligations	$684,011	$58,827	$261,422	$249,168	$114,595

(a)	Includes principal and interest.
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

Results of Operations

NE LP Consolidated and the Partnerships - NE LP's consolidated net income for the three months ended September 30, 2006 was $46.1 million compared to $36.6 million for the same period in 2005, and the Partnerships' net income for the three months ended September 30, 2006 was $50.2 million compared to $41.0 million for the same period in 2005. Net income increased for the three months ended September 30, 2006 compared to the same period in 2005 due primarily to a net change in unrealized mark-to-market gains/(losses) on derivatives of $12.1 million, lower fuel expense, net of fuel sales, of $10.7 million due primarily to lower gas prices, increased revenues of $6.4 million due to higher generation from the NJEA and NEA facilities (merchant generation) resulting from favorable market conditions, and lower interest expense of $2.3 million due to lower outstanding debt balances. These increases were partially offset by lower revenues net of purchase power of $10.7 million due primarily to unfavorable pricing, lower margin on gas sales of $5.0 million, higher fuel expense, net of fuel sales, of $4.4 million due to higher merchant generation, higher amortization on purchased power agreements of $0.8 million, lower utility energy bank interest of $0.7 million due to lower outstanding balances, and higher operations and maintenance expenses of $0.5 million due to higher merchant generation.

NE LP's consolidated net income for the nine months ended September 30, 2006 was $131.9 million compared to $75.9 million for the same period in 2005, and the Partnerships' net income for the nine months ended September 30, 2006 was $144.5 million compared to $89.4 million for the same period in 2005. Net income increased for the nine months ended September 30, 2006 compared to the same period in 2005 due primarily to net losses in 2005 of $40.4 million from the termination of power purchase contracts that did not recur in 2006, lower fuel expense, net of fuel sales, of $36.6 million due primarily to supplying power from the market rather than the NJEA and NEA facilities coupled with lower gas prices, higher revenues net of purchase power of $16.6 million due to favorable pricing, higher unrealized mark-to-market gains of $10.7 million on derivatives, lower consolidated interest expense of $6.9 million due to lower outstanding debt balances, and higher margin on gas sales of $3.7 million. These increases were partially offset by lower revenues net of purchase power of $27.2 million due primarily to supplying power from the market rather than the NJEA and NEA facilities, a prior year gain of $19.5 million on restructuring of contracts that did not recur in 2006, higher amortization on power purchase agreements of $5.3 million, lower emissions credit sales of $2.9 million, lower utility energy bank interest of $2.2 million due to lower outstanding balances, and higher operations and maintenance expenses of $1.6 million due primarily to scheduled maintenance outages.

Net gain on restructuring of contracts decreased for the nine months ended September 30, 2006 compared to the same period in 2005 due primarily to the prior year gain of $22.5 million recognized on the effective date of a termination agreement between NEA and one of its fuel suppliers, partially offset by a loss of $2.4 million recognized on the effective date of the termination of the remaining power purchase agreement between NEA and New England Power Company and a loss of $0.6 million recognized on the effective date of the termination of the operating lease on the carbon dioxide facility. There were no gains or losses on contract restructurings during the three months ended September 30, 2006 and 2005, or during the first nine months of 2006.

In February 2005, NJEA terminated its two off-peak power purchase contracts with PMI and TEMI, which had been entered into effective January 2004, each of which provided for the purchase of up to 125 mw per off-peak hour at a fixed price to supply power to the New Jersey utility. The derivative assets associated with these contracts were subsequently written-off resulting in net losses of $40.4 million in the first nine months of 2005.

Revenues decreased for the three months ended September 30, 2006 compared to the same period in 2005 primarily due to unfavorable pricing under the power purchase agreements which decreased revenues by $10.7 million and lower utility energy bank interest of $0.7 million. These decreases were partially offset by lower purchased power costs of $6.4 million due to higher merchant generation. NE LP's revenues for the three months ended September 30, 2006 and 2005 were comprised of approximately $110.0 million and $114.8 million of power sales to utilities, respectively. Power sales to utilities reflect energy bank amortization and interest totaling $10.1 million and $10.8 million for the three months ended September 30, 2006 and 2005, respectively.

Fuel expense, net of fuel sales, decreased for the three months ended September 30, 2006 due to a net change in unrealized mark-to-market gains/(losses) on derivatives of $12.1 million primarily associated with gas storage supply and transportation and by $10.7 million due primarily to lower gas prices. These reductions to fuel expense were partially offset by lower margin on gas sales of $5.0 million due to lower gas prices and volume of sales due to the termination of a fuel supply agreement in 2005 and higher expense of $4.4 million due to higher merchant generation.

Revenues increased for the nine months ended September 30, 2006 compared to the same period in 2005 due primarily to a realized loss of $40.4 million recognized in 2005 due to the write-off of derivative assets associated with the off-peak power purchased contracts described above that did not recur in 2006, and favorable pricing under the Partnerships' power purchase agreements which increased revenues by $16.6 million. These increases were partially offset by higher purchased power costs of $27.2 million due to market sourcing of power to fulfill the Partnerships' obligations under the power purchase agreements, lower emissions credit sales of $2.9 million, lower utility energy bank interest of $2.2 million due to lower outstanding balances, and lower steam revenue of $0.2 million due to NEA's termination of its steam sales agreement on April 30, 2005. NE LP's revenues for the nine months ended September 30, 2006 and 2005 were comprised of $278.2 million and $253.5 million of power sales to utilities net of purchased power and $0 and $0.2 million of steam sales, respectively. The Partnerships' revenues for the nine months ended September 30, 2006 and 2005 were comprised of $278.2 million and $253.5 million of power sales to utilities net of purchased power and $0 and $0.2 million of steam sales, respectively. Power sales to utilities reflect energy bank amortization and interest totaling $30.4 million and $32.7 million and emissions credit sales of $1.8 million and $4.7 million for the nine months ended September 30, 2006 and 2005, respectively.

Fuel expense, net of fuel sales, decreased for the nine months ended September 30, 2006 compared to the same period in 2005 by $28.2 million due primarily to supplying power from the market rather than the NJEA and NEA facilities, higher unrealized mark-to-market gains of $10.7 million on derivatives, $8.4 million due to lower gas prices, and $3.7 million due to higher margin on gas sales.

Operations and maintenance expenses increased for the three and nine months ended September 30, 2006 compared to the same periods in 2005 due to scheduled maintenance outages at the NEA and NJEA facilities and higher merchant generation.

Depreciation and amortization increased for the three and nine months ended September 30, 2006 compared to the same periods in 2005 primarily due to amortization of the prior year's addition of an intangible asset related to the NEA amended and restated power purchase agreements that were effective in February 2005.

General and administrative expenditures increased for the nine months ended September 30, 2006 compared to the same period in 2005 primarily due to higher fees to the managing general partner.

NE LP and the Partnerships make scheduled interest and principal payments on their outstanding debt. NE LP and the Partnerships are scheduled to make semi-annual principal and interest payments on June 30 and December 30. On June 30, 2006, NE LP and the Partnerships made their scheduled debt service payments. Interest expense for NE LP and the Partnerships decreased in the three and nine months ended September 30, 2006 due to decreasing principal balances on their outstanding debt and utility energy bank liability.

Interest income increased for the three and nine months ended September 30, 2006 compared to the same periods in 2005 due to higher average cash balances and interest rates.

In March 2006, a settlement agreement was submitted to the Federal Energy Regulatory Commission (FERC) that would establish a new forward capacity market (FCM) in the New England Power Pool (NEPOOL) region. The parties to the settlement agreement include wholesale power generators in New England, including NEA, and four of the six New England states. Under the FCM proposal, capacity payments to generators would be established competitively through an annual auction, the first of which would be conducted in the first quarter of 2008 to purchase capacity for the twelve months starting June 1, 2010. The settlement agreement also provides for a transition period starting December 1, 2006 through May 31, 2010, during which capacity suppliers would receive fixed capacity payments, subject to penalties for forced outages during peak demand periods. In June 2006, the FERC approved the settlement agreement. The settlement agreement, as approved by the FERC, is expected to result in increased gross margins for the NEA facility during the transition period.

Transcontinental Gas Pipeline Corporation (Transco) filed a new general rate case on August 31, 2006 with the FERC. The rate case proposes rate increases for most services, fueled largely by a proposed increase of approximately $250 million in cost of service. NEA currently holds 50,508/day of capacity on Transco's system, and the proposed rates would result in an annual increase of approximately $0.7 million in transportation costs for NEA. FPL Energy, LLC (FPL Energy), on behalf of NEA and other plants operated by FPL Energy, filed a protest of the rate increase with FERC on September 12, 2006 and FERC has issued an order setting this proceeding for a hearing to commence in September 2007.

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt. Both entities are scheduled to make semi-annual principal and interest payments on June 30 and December 30. On June 30, 2006, the Funding Corp. and the Acquisition Corp. made their scheduled debt service payments. Interest expense for both the Funding Corp. and Acquisition Corp. decreased in the three and nine months ended September 30, 2006 as a result of decreasing principal balances on their outstanding debt.

Liquidity and Capital Resources

NE LP and the Partnerships - The increases in net cash provided by operating activities for NE LP and the Partnerships for the nine months ended September 30, 2006 compared to the same period in 2005 were primarily due to lower fuel costs resulting from market sourcing of power and higher margin on gas sales in 2006, partially offset by higher purchased power as a result of sourcing power from the market rather than the NJEA and NEA facilities.

Capital expenditures for the Partnerships were $2.5 million and $0.5 million for the nine months ended September 30, 2006 and 2005, respectively. The increase relates to various upgrades of equipment at the two generating facilities.

NE LP and each of the Partnerships make scheduled interest and principal payments on their outstanding debt. Each is scheduled to make semi-annual principal and interest payments on June 30 and December 30. On June 30, 2006, NE LP and the Partnerships made their scheduled debt service payments.

See Note 4 for NE LP's and the Partnerships' long-term contractual obligations at September 30, 2006.

Letters of credit were established to satisfy requirements in certain power purchase agreements. As of September 30, 2006, one letter of credit related to a power purchase agreement remains. This letter of credit can be drawn upon in multiple drawings in favor of the power purchaser in the event that the power purchase agreement has terminated at the time when there is a positive energy bank balance existing.

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

NE LP and the Partnerships use a value-at-risk (VaR) model to measure market risk in their trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of September 30, 2006 and December 31, 2005, the VaR figures (in thousands) are as follows:

	Trading and Managed Hedges(a)	Non-Qualifying Hedges and Hedges in OCI(b)	Total

December 31, 2005	$724	$430	$764
September 30, 2006	$-	$23	$23
Average for the period ended September 30, 2006	$-	$25	$25

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

Concentration of Credit Risk - At September 30, 2006 and December 31, 2005, a majority of NE LP's and the Partnerships' trade receivables were derived from electricity sales to three utilities under long-term power purchase agreements. If any one or more of these customers' receivable balances should be deemed uncollectible, it could have a material adverse effect on NE LP's and the Partnerships' results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Sensitivity.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2006, the Acquisition Corp. and NE LP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of the Acquisition Corp. and NE LP or their equivalent (Principal Officers), of the effectiveness of the design and operation of the Acquisition Corp.'s and NE LP's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the Principal Officers concluded the Acquisition Corp.'s and NE LP's disclosure controls and procedures are effective in timely alerting them to material information relating to the Acquisition Corp. and NE LP and its consolidated subsidiaries required to be included in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Principal Officers, to allow timely decisions regarding required disclosure. The Acquisition Corp. and NE LP have a Disclosure Committee, which is made up of several key management employees and reports directly to the Principal Officers of each of the Acquisition Corp. and NE LP, to monitor and evaluate these disclosure controls and procedures. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the Acquisition Corp. and NE LP cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

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

PART II - OTHER INFORMATION
Item 1A. Risk Factors

In addition to the risk factors discussed below and other information set forth in this report, the factors discussed in Part 1, Item 1A. Risk Factors in the Acquisition Corp.'s and NE LP's 2005 Form 10-K, which could materially affect the registrants' business, financial condition and/or future operating results should be carefully considered. The risks described herein and in the 2005 Form 10-K are not the only risks facing the registrants. Additional risks and uncertainties not currently known to the registrants, or that are currently deemed to be immaterial also may materially adversely affect the registrants' business, financial condition and/or future operating results.

The operation and maintenance of power generation facilities involve significant risks that could adversely affect the results of operations and financial condition of NE LP and the Partnerships.
•

The operation and maintenance of power generation facilities involve many risks, including, but not limited to, start up risks, breakdown or failure of equipment, transmission lines or pipelines, the inability to properly manage or mitigate known equipment defects unless and until such defects are remediated, use of new technology, the dependence on a specific fuel source, including the supply and transportation of fuel, or the impact of unusual or adverse weather conditions (including natural disasters), as well as the risk of performance below expected or contracted levels of output or efficiency. This could result in lost revenues and/or increased expenses, including, but not limited to, the requirement to purchase power in the market at potentially higher prices to meet contractual obligations. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. Breakdown or failure of an operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

Item 5. Other Information
(c)

Reference is made to Part III Item 10. Directors and Executive Officers of the Registrants in the 2005 Form 10-K for NE LP and subsidiaries as it relates to the Management Committee of NE LP and the Partnerships.

On September 5, 2006, Mr. Ronald R. Reagan announced his resignation from the management committee of each of NE LP, NEA and NJEA, effective immediately.

On September 5, 2006, Mr. Timothy A. Oliver was appointed to the management committee's of NE LP, NEA and NJEA by ESI Northeast Energy GP, Inc. replacing Mr. Ronald R. Reagan. Mr. Oliver, 34, is a senior associate business manager at FPL Energy. Prior to being named to that position in August 2006, he held a variety of positions at FPL Group, Inc. (FPL Group) and FPL Energy since September 2002 in the power marketing, financial planning and supply chain organizations. From August 2000 to September 2002, Mr. Oliver worked as a senior financial analyst for International Business Machines, Inc. (IBM).

On September 1, 2006, Mr. Geert Peters announced his resignation from the management committee of each of NE LP, NEA and NJEA, effective immediately.

On September 1, 2006, Mr. John K. LeDoux was appointed to the management committee's of NE LP, NEA and NJEA by Tractebel Northeast Generation GP Inc. replacing Mr. Geert Peters. Mr. LeDoux, 49, has been a vice president - business control for Suez Energy North America, Inc. (Suez) since May 2002. In such capacity, Mr. LeDoux manages the accounting functions for Suez's generating assets. He is also responsible for the implementation of global and national strategies for group procurement in North America. Prior to joining Suez, Mr. LeDoux previously worked at Texaco Inc. for 21 years in the controllers department most recently as director of back office.

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

Date: November 13, 2006

MARK R. SORENSEN

Mark R. Sorensen Vice President and Treasurer of ESI Northeast Energy GP, Inc. Treasurer of ESI Tractebel Acquisition Corp. (Principal Financial and Principal Accounting Officer of the Registrants)