Form 10-K
period 2006-12-31
ESI TRACTEBEL ACQUISITION CORP; NORTHEAST ENERGY LP
filed 2007-03-29
CIK 1059027, 1059025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Exchange Act.
Yes [   ] No [X]

Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act.
Yes [X] No [   ]

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days.
Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, or non-accelerated filers. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Securities Exchange Act. (Check one):
Large accelerated filers [   ] Accelerated filers [   ] Non-accelerated filers [X]

Indicate by check mark whether the registrants are shell companies as defined in Rule 12b-2 of the Securities Exchange Act of 1934.
Yes [   ] No [X]

As of February 28, 2007, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock, none of which were held by non-affiliates.

This combined Form 10-K represents separate filings by ESI Tractebel Acquisition Corp. and Northeast Energy, LP. Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes representations only as to itself and makes no representations whatsoever as to the other registrant. The registrants make no representations whatsoever as to ESI Tractebel Funding Corp., and ESI Tractebel Acquisition Corp. makes no representations whatsoever as to Northeast Energy Associates, a limited partnership or North Jersey Energy Associates, a limited partnership.

DEFINITIONS
Acronyms and defined terms used in the text include the following:
Term	Meaning

Acquisition Corp.	ESI Tractebel Acquisition Corp.
Act	Securities Act of 1933, as amended
avoided cost	the incremental cost to an electric utility of electric energy and/or capacity that, but for the purchase from a qualifying facility, such utility would generate itself or purchase from another source
Boston Edison	Boston Edison Company
Broad Street	Broad Street Contract Services, Inc.
Btu	British thermal units, a unit of energy
cogeneration	power production technology that provides for the sequential generation of two or more useful forms of energy from a single primary fuel source
Commonwealth	Commonwealth Electric Company
ESI Energy	ESI Energy, LLC
ESI GP	ESI Northeast Energy GP, Inc.
ESI LP	ESI Northeast Energy LP, Inc.
ESI Northeast Acquisition	ESI Northeast Energy Acquisition Funding, Inc.
ESI Northeast Funding	ESI Northeast Energy Funding, Inc.
ESI Northeast Fuel	ESI Northeast Fuel Management, Inc.
ETURC	ESI Tractebel Urban Renewal Corporation, previously IEC Urban Renewal Corporation
FAS	Statement of Financial Accounting Standards No.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPL	Florida Power & Light Company
FPL Energy	FPL Energy, LLC
FPL Group	FPL Group, Inc.
FPL Group Capital	FPL Group Capital Inc
FPLE Operating Services	FPL Energy Operating Services, Inc.
Funding Corp.	ESI Tractebel Funding Corp., previously IEC Funding Corp.
IEC	Intercontinental Energy Corporation, a Massachusetts corporation
JCP&L	Jersey Central Power & Light Company
kwh	kilowatt-hour(s)
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Montaup	Montaup Electric Company
MMBtu	millions of Btu
mw	megawatt(s)
NE LLC	Northeast Energy, LLC
NE LP	Northeast Energy, LP
NEA	Northeast Energy Associates, a limited partnership
NJEA	North Jersey Energy Associates, a limited partnership
NEPOOL	New England Power Pool
New England Power	New England Power Company
Note _	Note _ to Consolidated and Combined Financial Statements or Note _ to Financial Statements, as the case may be
O&M	operations and maintenance
Partners	ESI GP and ESI LP together with SUEZ GP and SUEZ LP
Partnerships	NEA together with NJEA
PMI	FPL Energy Power Marketing, Inc.
PJM	PJM Interconnection LLC (Pennsylvania-New Jersey-Maryland power pool)
ProGas	ProGas Limited of Alberta, Canada
PSE&G	Public Service Electric & Gas Company of Newark, New Jersey
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities or QFs	Non-utility power production facilities meeting the requirements of a qualifying facility under PURPA
Reform Act	Private Securities Litigation Reform Act of 1995
registrants	Acquisition Corp. and NE LP
Rule 144A	Rule 144A promulgated under the Act
SEMNA	SUEZ Energy Marketing NA, Inc. (previously known as Tractebel Energy Marketing, Inc.)
SUEZ	SUEZ Energy North America, Inc. (previously known as Tractebel, Inc.)
SUEZ GP	Tractebel Northeast Generation GP, Inc.
SUEZ LP	Tractebel Associates Northeast LP, Inc.
SUEZ Power	SUEZ Energy Generation North America, Inc. (previously known as Tractebel Power, Inc.)
Trustee	U.S. Bancorp, a Delaware Corporation
Westinghouse	Siemens Westinghouse Operating Services Company
Westinghouse Power	Siemens Westinghouse Power Corporation

NE LP and FPL Energy each have subsidiaries and affiliates with names that include Northeast Energy, NE LP, FPL Energy, FPLE, and ESI Energy and similar references. For convenience and simplicity, in this report the terms FPL Energy, FPLE, Northeast Energy, NE LP and ESI Energy are sometimes used as abbreviated references to specific subsidiaries, affiliates or groups of subsidiaries or affiliates. The precise meaning depends on the context.

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1999. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "believe," "could," "estimated," "may," "plan," "potential," "projection," "target," "outlook") are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to important factors included in Part I, Item 1A. Risk Factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on the Acquisition Corp.'s and/or NE LP's operations and financial results, and that could cause the Acquisition Corp.'s and/or NE LP's actual results to differ materially from those contained in forward-looking statements made by or on behalf of either or both of the registrants, in this combined Form 10-K, in presentations, in response to questions or otherwise.

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

PART I
Item 1. Business

General. NE LP, a Delaware limited partnership, was formed on November 21, 1997 for the purpose of acquiring ownership interests in two partnerships, NEA, a Massachusetts limited partnership, and NJEA, a New Jersey limited partnership, each of which owns an electric power generation station in the northeastern United States. NE LP is jointly owned by ESI GP and ESI LP (indirect wholly-owned subsidiaries of FPL Energy, which is an indirect wholly-owned subsidiary of FPL Group, a company listed on the New York Stock Exchange) and SUEZ GP and SUEZ LP (indirect wholly-owned subsidiaries, through SUEZ Power and SUEZ, which are wholly-owned subsidiaries of Suez-Tractebel S.A., a Belgian energy, industrial services and energy services business, and a member of the SUEZ group). NE LP also formed a wholly-owned entity, NE LLC, to assist in such acquisitions.

The Partnerships were formed in 1986 to develop, construct, own, operate and manage the power generation stations. NEA's facility commenced commercial operation in September 1991 and is located in Bellingham, Massachusetts. NJEA's facility commenced commercial operation in August 1991 and is located in Sayreville, New Jersey.

In connection with the acquisitions of the Partnerships' interests, the Funding Corp., a Delaware corporation, was acquired by a subsidiary of ESI Energy, SUEZ Power and Broad Street from IEC. The Funding Corp. was established in 1994 solely for the purpose of issuing debt. This debt was privately issued under Rule 144A to acquire outstanding bank debt and to lend funds to the Partnerships and was subsequently exchanged for publicly-issued debt.

On November 13, 1997, the Acquisition Corp., a Delaware corporation, was formed. The Acquisition Corp.'s common stock is jointly owned by a subsidiary of ESI Energy and SUEZ Power. On February 12, 1998, the Acquisition Corp. issued $220 million of debt under Rule 144A which was also subsequently exchanged for publicly-issued debt. The proceeds were loaned to NE LP and then distributed to direct subsidiaries of FPL Energy and SUEZ Power. Repayment of the Funding Corp. and Acquisition Corp. debt is expected to be made from distributions from the Partnerships.

In 2005, President Bush signed into law the Energy Policy Act of 2005 (2005 Energy Act). The 2005 Energy Act is comprehensive legislation which substantially affected the regulation of energy companies, including provisions that amended federal energy laws and provided the FERC with new oversight responsibilities. Among the important changes to be implemented as a result of this legislation are the following:

•

The Public Utility Holding Company Act of 1935, as amended, which regulated the financial structure of utility holding companies and, among other things, significantly restricted mergers and acquisitions in the electric utility industry, was repealed effective February 2006 and replaced with the Public Utility Holding Company Act of 2005.

• The 2005 Energy Act established conditions for the elimination of the utility obligation under PURPA to enter into new contracts to purchase power from qualifying facilities.
• The FERC will appoint and oversee an electric reliability organization to establish and enforce mandatory reliability rules regarding the interstate electric transmission system.

The implementation of the 2005 Energy Act requires proceedings at the state level and the development of regulations by the FERC and Department of Energy, as well as other federal agencies. The registrants continue to evaluate the provisions of the 2005 Energy Act; however, its effects will depend on the future actions of federal and state agencies which cannot be determined at this time.

None of the registrants, Partnerships or Funding Corp. have any employees.

Partnerships' Operations. The Partnerships operate in the independent power industry. In the United States, rate-regulated electric utilities have been the dominant producers and suppliers of electric energy since the early 1900s. In 1978, PURPA removed regulatory constraints relating to the production and sale of electric energy by certain non-utility power producers and required electric utilities to buy electricity from certain types of non-utility power producers under certain conditions, thereby encouraging companies other than electric utilities to enter the electric power production market. The Partnerships were created as a result of the PURPA legislation.

NEA owns, and prior to February 28, 2005, derived substantially all of its revenues from, a nominal 290 mw combined-cycle cogeneration facility. NJEA owns, and prior to 2004, derived substantially all of its revenue from, a combined-cycle generation facility with a summer output of 275 mw. However, in December 2003, an agreement between NJEA and a New Jersey utility became effective to amend and restate their power purchase agreement, and in February 2005, an agreement between NEA and two Massachusetts utilities became effective to amend and restate their power purchase agreements. These agreements provide for, among other things, the ability to deliver electricity to the utilities from sources other than NJEA's and NEA's cogeneration facilities. The Partnerships' facilities were constructed by Westinghouse Power and use natural gas to produce electrical energy. The Partnerships were developed and operated as qualifying facilities under PURPA and the regulations promulgated thereunder by the FERC. As a result of the amended and restated power purchase agreements, NJEA and NEA no longer operate as QFs. NJEA and NEA now have exempt wholesale generator (EWG) status and market based rate authority which allows NJEA and NEA to sell power at market rates. NJEA and NEA received approval from the FERC to operate as EWGs with market based rate authority in December 2003 and February 2005, respectively. However, the Partnerships are not exempt from state regulatory commission general supervisory powers relating to environmental and safety matters and must still comply with other federal, state and local laws, including those regarding siting, construction, operation, licensing, pollution abatement and other environmental laws.

NEA and NJEA sell substantially all of their output capability to regulated utilities under the amended and restated power purchase agreements, described above, as follows:

Power Purchaser	MW	Power Purchase Agreement Expiration

NEA:
Boston Edison	100	September 15, 2016
Boston Edison	60	September 15, 2011
Commonwealth	20	September 15, 2016
Commonwealth	20	September 15, 2016

NEA Total	200
NJEA:
JCP&L	250	August 13, 2011

The remainder of the net electrical energy produced by the Partnerships, if any, is available for sale to the marketplace either directly to third parties or via FPL Energy's power marketing subsidiary. The NEA and NJEA power purchase agreements provide for fixed annual quantities with allowances for certain operational issues.

One of the NEA power purchase agreements is required to have an energy bank to record cumulative payments made by the utility in excess of avoided cost rates scheduled or specified in that agreement. The energy bank balance bears interest at a rate specified in the agreement. The agreement requires that some or all of the remaining amount recorded in the energy bank be repaid under specific circumstances and that the energy bank balance is partially secured by a letter of credit. In accordance with the agreement, in January 2007 NEA fulfilled its obligations to the utility related to the energy bank, and the energy bank requirement no longer applies.

In 2002, NJEA terminated a long-term gas supply agreement effective December 31, 2002 and entered into new long-term gas supply agreements with SEMNA and PMI, respectively, each of which are related to NE LP. These two new agreements, which became effective January 1, 2003, provided the partnership with the same combined quantity of natural gas and with pricing that has been more favorable to the partnership than the agreement previously in effect.

In March 2003, NEA bifurcated a fuel supply contract with one of its suppliers who provided approximately 75% of NEA's daily fuel requirements to manage the variable and fixed price volumes separately. In July 2003, NEA entered into two agreements with this supplier to terminate the variable price agreement that provided for the purchase of 13,399 MMBtu/day (Termination Agreement) and to partially terminate the fixed price agreement that provided for the purchase of 35,418 MMBtu/day (Partial Termination Agreement). These agreements were executed to hedge the Partnerships' exposure to natural gas prices in anticipation of other contract restructurings.

On August 31, 2003, the Termination Agreement became effective and two new replacement long-term gas supply agreements were entered into by NEA with PMI and SEMNA which became effective September 1, 2003. These two contracts provided NEA with the same combined quantity of natural gas and with pricing that was expected to be more favorable over the term of the agreements.

In December 2003, an agreement between NJEA and a New Jersey utility became effective to amend and restate the power purchase agreement in order to realize cost savings by sourcing power from the wholesale market rather than NJEA's facility during periods when market prices are lower than generation costs. The agreement provides for, among other things, the delivery of electricity to the New Jersey utility from sources other than NJEA's facility when NJEA decides to do so. In connection with this restructuring, NJEA amended its remaining long-term gas supply agreement and terminated the December 2002 long-term gas supply agreements with SEMNA and PMI. Under the terms of the amended long-term gas supply agreement, the supplier provides all of the fuel required to run the facility when it is operating.

NJEA also entered into two off-peak power purchase contracts with PMI and SEMNA which were effective in January 2004. Under the terms of these contracts PMI and SEMNA each sell up to 125 mw per off-peak hour to NJEA at a fixed price to be sold by NJEA to the New Jersey utility. The pricing in the NJEA power purchase agreement with the New Jersey utility is based on a gas index, thus NJEA's purchase of off-peak power at a fixed price from PMI and SEMNA and sale to the New Jersey utility at a gas indexed price exposes NJEA to decreases in the price of natural gas.

In January 2004, NEA's Partial Termination Agreement became effective resulting in a reduction of the daily delivery of fuel to 12,507 MMBtu/day. To replace the remaining fuel requirements, NEA entered into two additional replacement long-term gas supply agreements with PMI and SEMNA at a market index which became effective in January 2004. This reduction in NEA's volume of fixed gas exposes NEA to increases in the price of natural gas. When combined, NJEA's and NEA's exposures to changes in natural gas prices were minimal for each of 2006, 2005 and 2004.

In connection with the NJEA amended and restated power purchase agreement, in March 2004, NJEA exercised its option to terminate its steam sales contract since the NJEA facility no longer operates as a base load facility. This resulted in the recognition of an $11.9 million loss representing the net present value of future payments to the steam offtaker. Under the terms of the termination agreement, NJEA no longer supplies steam to the steam offtaker and NJEA is obligated to pay the offtaker a monthly fee of approximately $0.4 million through December 2007.

On February 28, 2005, the amended and restated power purchase agreements among NEA as seller, and Boston Edison and Commonwealth as utility purchasers became effective. The amended and restated agreements provide for, among other things, NEA obtaining the right to source power from the wholesale market in addition to sourcing power from NEA's facility. Affiliates of NE LP's partners paid approximately $29.9 million to the utility purchasers in the form of loans to NE LP in the same amount due on December 31, 2005. This payment was capitalized as part of the power purchase agreement's intangible asset on the balance sheet at December 31, 2005. These loans were repaid with interest in April 2005 from funds otherwise available for NE LP partnership distributions. As a result of the amended and restated power purchase agreements, NE LP and the Partnerships adopted Emerging Issues Task Force Issue No. (EITF) 91-6, "Revenue Recognition of Long-Term Power Sales Contracts", which requires NE LP and the Partnerships to recognize revenue as the lesser of the amount billable under the agreement or the estimated average revenue over the term of the agreement.

On March 2, 2005, the gas purchase and supply agreement between NEA and ProGas was terminated by agreement (NEA Termination Agreement). Under the terms of the NEA Termination Agreement, NEA continued to purchase 12,507 MMBtu/day through October 31, 2005 at a fixed price and the fuel supplier paid NEA $25.0 million on November 1, 2005. NEA recognized a $22.5 million gain associated with this termination on the effective date.

On February 28, 2005, NEA terminated its long-term gas supply agreements with PMI and SEMNA, which had been effective since September 2003 and January 2004, and replaced them with two long-term gas supply agreements with PMI and SEMNA effective March 31, 2005 that enable NEA to purchase sufficient fuel for production.

NEA and New England Power terminated the remaining power purchase agreement effective February 28, 2005. The terminated agreement had covered approximately 8% of NEA's output up to 25 megawatts. The termination of this power purchase agreement resulted in the recognition of a $2.4 million loss representing the current net book value of the agreement at the termination date.

To meet the FERC regulations for a QF, NEA sold thermal energy to an unrelated third party which leased a carbon dioxide facility owned by NEA and is located on NEA's property. As discussed above, as a result of the amended and restated power purchase agreements between NEA and two Massachusetts utilities, NEA filed for and was granted EWG status and no longer operates as a QF. Therefore, in February 2005, NEA issued a notice of termination to the lessee of the carbon dioxide facility to terminate the operating lease, steam sales agreement and other ancillary agreements effective April 30, 2005. NEA recorded a $0.6 million loss in 2005 associated with obligations arising from termination of the operating lease.

The Partnerships will continue to receive the natural gas that fuels the Partnerships' facilities through long-term gas supply agreements with PMI and SEMNA and, in the case of NJEA, with PSE&G. Natural gas is transported to, or stored for later use by, the Partnerships pursuant to long-term gas transportation and storage agreements. The remainder of the daily fuel requirements are satisfied by open-market purchases.

ESI Northeast Fuel, an indirect wholly-owned subsidiary of FPL Energy, is the fuel manager for the Partnerships and provides fuel management and administrative services by contracting with PMI. On February 28, 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements.

Also, on February 28, 2005, NJEA terminated its two off-peak power purchase contracts with PMI and SEMNA, which had been entered into effective January 2004, each of which provided for the purchase of up to 125 mw per off-peak hour at a fixed price to supply power to the New Jersey utility. The derivative assets associated with these contracts were subsequently written-off resulting in net losses of $40.4 million in 2005.

FPLE Operating Services, a wholly-owned indirect subsidiary of FPL Energy, provides O&M services for the Partnerships. See Management's Discussion - Related Party Information.

Seasonality. Payments due to NJEA under the JCP&L power purchase agreement during the winter and summer seasons are substantially higher than those in spring and fall. Otherwise, the business of the Partnerships is not materially subject to seasonal factors.

Environmental. Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, lead paint, asbestos, noise and aesthetics, solid waste, natural resources, and other environmental matters. Compliance with these laws and regulations could increase the cost of operating the facilities by requiring, among other things, changes in the design and operation of these facilities. The Commonwealth of Massachusetts is considering a legislative proposal that would establish new regulatory requirements and reduction targets for sulfur dioxide emissions. The impact on NE LP's and the Partnerships' operating facilities, including the financial impact (either positive or negative), could be material depending on the eventual structure of any legislation enacted. During 2006, 2005 and 2004, the registrants spent $0 on capital additions necessary to comply with environmental laws and regulations and do not anticipate incurring such costs in 2007.

Competition. Competitive wholesale markets in the United States continue to evolve and vary by geographic region. Revenues from electricity sales in these markets will vary based on the prices obtainable for energy, capacity and other ancillary services. Some of the factors affecting success in these markets include the ability to operate generating assets efficiently and reliably, the price and supply of fuel, transmission constraints, competition from new sources of generation, effective risk management, demand growth and exposure to legal and regulatory changes. Recent regulatory change has created additional competition in the form of wholesale power marketers that engage in purchase and resale transactions between power producers and power distributors. Although substantially all of the Partnerships' output is committed under the power purchase agreements described above, these factors may adversely affect energy prices under certain power purchase agreements that are tied to the wholesale electric market prices. NE LP and the Partnerships do not expect electric utility industry restructuring to result in any material adverse change to prices under the Partnerships' power purchase agreements. However, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain. Both Massachusetts and New Jersey have enacted legislation designed to deregulate the production and sale of electricity. By allowing wholesale electricity customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production. Similar initiatives are also being pursued on the federal level.

The Partnerships operate in two power pools. NEA operates in NEPOOL and NJEA operates in PJM, each of which has an independent system operator that manages the wholesale electricity market and the transmission of electricity. While legislators and state regulatory commissions will decide what impact, if any, competitive forces will have on retail transactions, the FERC has jurisdiction over potential changes which could affect competition in wholesale transactions. The FERC has approved various filings submitted by NEPOOL and PJM regarding electric industry deregulation initiatives.

In 2006, the FERC approved a settlement agreement that established a new forward capacity market in the NEPOOL region. The parties to the settlement agreement include wholesale power generators in New England, including NEA and four of the six New England states. Under the settlement agreement, capacity payments to generators will be established competitively through an annual auction, the first of which will be conducted in the first quarter of 2008 to purchase capacity for the twelve months starting June 1, 2010. The settlement agreement also provides for a transition period starting December 1, 2006 through May 31, 2010, during which capacity suppliers will receive fixed capacity payments, subject to penalties for forced outages during peak demand periods. The settlement agreement, as approved by the FERC, is expected to result in increased gross margins for the NEA facility during the transition period.

Item 1A. Risk Factors
Risks Relating to Registrants' Business

The following are some important factors that could have a significant impact on the Acquisition Corp.'s and/or NE LP's operations and financial results, including the operations and results of the Partnerships, and could cause the Acquisition Corp.'s and/or NE LP's actual results or outcomes, including those of the Partnerships, to differ materially from those discussed in the forward-looking statements:

•

The registrants are subject to complex laws and regulations and to changes in laws or regulations, including the PURPA and the 2005 Energy Act, as well as changing governmental policies and regulatory actions, including those of the FERC, with respect to, but not limited to, acquisition and disposal of assets and facilities, and present or prospective wholesale and retail competition.

•

The registrants are subject to extensive federal, state and local environmental statutes, rules and regulations as well as the effect of changes in or additions to applicable statutes, rules and regulations, relating to air quality, water quality, climate change, waste management, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

•

The registrants operate in a changing market environment influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including deregulation or restructuring of the production and sale of electricity. The registrants will need to adapt to these changes and may face increasing competitive pressure.

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

•

The operation and maintenance of power generation facilities involves many risks, including, but not limited to, start up risks, breakdown or failure of equipment, transmission lines or pipelines, the inability to properly manage or mitigate known equipment defects in our generation facilities unless and until such defects are remediated, use of new technology, the dependence on a specific fuel source, including the supply and transportation of fuel, or the impact of unusual or adverse weather conditions (including natural disasters), as well as the risk of performance below expected or contracted levels of output or efficiency. This could result in lost revenues and/or increased expenses, but not limited to, the requirement to purchase power in the market at potentially higher prices to meet contractual obligations. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including the cost of replacement power. Breakdown or failure of an operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

•

NE LP and the Partnerships use derivative instruments, such as swaps and options, futures and forwards, to manage their commodity and financial market risks. The registrants could recognize financial losses as a result of volatility in the market values of these contracts, or if a counterparty fails to perform. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these contracts.

•

In addition to risks discussed elsewhere, risk factors specifically affecting the registrants' success include the ability to efficiently operate generating assets, the successful and timely completion of project restructuring activities, the price and supply of fuel (including transportation), transmission constraints, competition from new sources of generation, excess generation capacity and demand for power. There can be significant volatility in market prices for fuel and electricity, and there are other financial, counterparty and market risks that are beyond the control of the registrants. The registrants' inability or failure to effectively hedge their assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair their future financial results. In addition, the registrants' business depends upon transmission facilities owned and operated by others; if transmission is disrupted or capacity is inadequate or unavailable, the registrants' ability to sell and deliver its wholesale power may be limited.

•

The registrants' results of operations are affected by changes in the weather. Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities. Severe weather can be destructive, causing outages and/or property damage, and could disrupt fuel supply which could require additional costs to be incurred.

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

The risks described herein are not the only risks facing the registrants. Additional risks and uncertainties not currently known to the registrants, or that are currently deemed to be immaterial, also may materially adversely affect the Acquisition Corp.'s and/or NE LP's business, financial condition and/or future operating results.

Item 1B. Unresolved Staff Comments None.

Item 2. Properties

Management of each of the registrants believes that the properties of the registrants and their subsidiaries are adequate for their operations. As of December 31, 2006, the Partnerships had the following properties:

Facility Type	Location	Principal Use

NEA cogeneration facility (a)	Bellingham, MA	Power production
NEA carbon dioxide plant (b)	Bellingham, MA	Decommissioned
NEA residential properties (c)	Bellingham, MA	Private residences
NJEA cogeneration facility (b)	Sayreville, NJ	Power production

(a)	Subject to the liens of a first and second mortgage.
(b)	Subject to the lien of a first mortgage.
(c)	NEA owns 12 properties, most with single-family dwellings, located on land immediately adjacent to the facility site. These properties are subject to the lien of a mortgage.

Item 3. Legal Proceedings
None.
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for the Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

This item is not applicable to either of the registrants.

Item 6. Selected Financial Data
	Years Ended December 31,

	2006	2005(a)	2004(a)	2003(a)	2002(a)

	(Thousands of Dollars)
SELECTED CONSOLIDATED DATA OF NE LP AND SUBSIDIARIES:
Operating revenues	$358,815	$355,249	$419,828	$404,279	$390,511
Net income	$167,159	$132,990	$193,199	$63,040	$97,015
Total assets	$975,058	$1,052,493	$1,077,994	$1,114,266	$1,162,032
Long-term debt, excluding current maturities	$335,467	$414,863	$483,816	$540,833	$554,614
Energy bank and other liabilities	$1,621	$42,816	$83,116	$96,190	$137,725
SELECTED COMBINED DATA OF THE PARTNERSHIPS:
Operating revenues	$358,815	$355,238	$420,208	$404,716	$390,511
Net income	$183,809	$150,783	$212,239	$80,886	$114,975
Total assets	$959,670	$1,050,305	$1,075,235	$1,110,144	$1,157,189
Long-term debt, excluding current maturities	$171,640	$225,661	$278,302	$323,650	$352,214
Energy bank and other liabilities	$1,471	$42,664	$82,964	$96,038	$137,573
SELECTED DATA OF THE FUNDING CORP.:
Operating revenues	$-	$-	$-	$-	$-
Net income	$-	$-	$-	$-	$-
Total assets	$264,112	$278,303	$323,651	$352,215	$376,033
Long-term debt, excluding current maturities	$171,640	$225,661	$278,302	$323,650	$352,214
SELECTED DATA OF THE ACQUISITION CORP.:
Operating revenues	$-	$-	$-	$-	$-
Net income	$7	$7	$9	$9	$9
Total assets	$185,471	$184,952	$193,752	$202,552	$211,352
Long-term debt, excluding current maturities	$149,600	$171,600	$184,800	$193,600	$202,400

(a)	Amounts have been adjusted to reflect the retrospective application of a FASB Staff Position related to planned major maintenance activities - see Note 2 - Major Maintenance Costs.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated and Combined Financial Statements and Notes to Financial Statements contained herein. In the discussion of Results of Operations below, all comparisons are with the corresponding items in the prior year.

Results of Operations
NE LP Consolidated

NE LP's net income for 2006, 2005 and 2004 was $167.2 million, $133.0 million and $193.2 million, respectively. Net income for 2006 included fuel savings of $49.0 million, net unrealized mark-to-market gains of $6.1 million on derivatives and unfavorable pricing primarily on purchased power of $35.3 million which is reflected in revenues. Net income for 2005 included a net gain of $19.5 million on restructuring of contracts and fuel savings of $90.0 million, favorable pricing primarily on purchased power of $11.0 million and net losses of $40.4 million from the termination of power purchase contracts which are reflected in revenues. Net income for 2004 included a net gain of $103.2 million on restructuring of contracts and net unrealized mark-to-market gains of $40.4 million on derivatives.

NE LP and the Partnerships adopted a FASB Staff Position (FSP) related to planned major maintenance activities (Major Maintenance FSP) effective December 31, 2006. The Major Maintenance FSP eliminates the accrue-in-advance method for recognizing costs associated with planned major maintenance activities. This FSP requires retrospective application and, accordingly, all prior period reported results of NE LP and the Partnerships have been adjusted to reflect this change. See Note 2 - Major Maintenance Costs.

NE LP Consolidated - 2006 compared to 2005

In 2006 and 2005, NE LP's revenues were derived from five power purchase agreements with regulated utilities in Massachusetts and New Jersey. Under the terms of these contracts, power from the wholesale market or generated from the Partnerships' facilities were sold to these utilities at prices specified in the contracts. The pricing under the four Massachusetts amended and restated power purchase agreements is comprised of a fixed payment based on specified contract rates and a variable portion indexed to the power market. The pricing under the New Jersey amended and restated power purchase agreement is indexed to fuel indices.

Revenue increased in 2006 compared to 2005 due primarily to net losses of $40.4 million recognized in 2005 resulting from the write-off of derivative assets associated with the termination of off-peak power purchase agreements described below that did not recur in 2006, partially offset by higher purchased power costs of $20.5 million due to market sourcing of power to fulfill NE LP's obligations under the power purchase agreements, unfavorable pricing under the restructured power purchase agreements of $14.8 million, and lower energy bank amortization of $1.7 million. NE LP's revenues for 2006 and 2005 were comprised of $358.8 million and $355.0 million of power sales to utilities, net of purchase power and $0 and $0.2 million of steam sales, respectively. Power sales to utilities reflect energy bank amortization of $41.5 million and $43.2 million in 2006 and 2005, respectively. Power sales to utilities include $1.8 million and $4.7 million of revenue from the sale of emission allowances in 2006 and 2005, respectively.

Fuel expense decreased in 2006 compared to 2005 by $49.0 million due primarily to supplying power from the market rather than the NJEA and NEA facilities, higher unrealized mark-to-market gains on derivatives of $7.5 million primarily associated with gas storage supply, and $14.4 million due to lower gas prices, partially offset by $0.9 million due to lower margin on gas sales.

O&M expense increased in 2006 compared to 2005 primarily due to scheduled maintenance outages at the NJEA and NEA facilities and higher merchant generation.

Depreciation and amortization expense increased in 2006 compared to 2005 due primarily to amortization of the 2005 addition of an intangible asset of $29.9 million related to the NEA amended and restated power purchase agreements that were effective in February 2005.

General and administrative expenditures increased in 2006 compared to 2005 primarily due to higher fees paid to the managing general partner.

NE LP makes scheduled interest and principal payments on its outstanding debt. NE LP is scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for NE LP decreased in each of 2006 and 2005 as a result of decreasing principal balances on its outstanding debt and energy bank liability. Under the terms of the trust indenture, the December 30, 2006 debt service payment was made on January 2, 2007, and included $19.2 million of accrued interest at December 31, 2006.

Interest income increased in 2006 compared to 2005 due to higher average cash balances and interest rates.

In 2006, the FERC approved a settlement agreement that established a new forward capacity market in the NEPOOL region. The parties to the settlement agreement include wholesale power generators in New England, including NEA and four of the six New England states. Under the settlement agreement, capacity payments to generators will be established competitively through an annual auction, the first of which will be conducted in the first quarter of 2008 to purchase capacity for the twelve months starting June 1, 2010. The settlement agreement also provides for a transition period starting December 1, 2006 through May 31, 2010, during which capacity suppliers will receive fixed capacity payments, subject to penalties for forced outages during peak demand periods. The settlement agreement, as approved by the FERC, is expected to result in increased gross margins for the NEA facility during the transition period.

Transcontinental Gas Pipeline Corporation (Transco) filed a new general rate case on August 31, 2006 with the FERC. The rate case proposes rate increases for most services, fueled largely by a proposed increase of approximately $250 million in the cost of service. NEA currently holds 50,508 MMBtu/day of capacity on Transco's system, and the proposed rates would result in an annual increase of approximately $0.7 million in transportation costs for NEA. FPL Energy, LLC (FPL Energy), on behalf of NEA and other plants operated by FPL Energy, filed a protest of the rate increase with FERC on September 12, 2006. An initial settlement conference was held on February 21, 2007, with no resolutions reached. Follow-up settlement conferences will be held throughout the first half of calendar year 2007.

Both Massachusetts and New Jersey have enacted legislation designed to deregulate the production and sale of electricity. By allowing wholesale electricity customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production. Similar initiatives are also being pursued on the federal level. NE LP does not expect electric utility industry restructuring to result in any material adverse change to prices under the Partnerships' power purchase agreements. However, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain.

NE LP Consolidated - 2005 compared to 2004

The net gain on restructurings of contracts in 2005 consisted of a gain of $22.5 million recognized on the effective date of a termination agreement between NEA and one of its fuel suppliers, partially offset by a loss of $2.4 million recognized on the effective date of the termination of the remaining power purchase agreement between NEA and New England Power and a loss of $0.6 million recognized on the effective date of the termination of the operating lease on the carbon dioxide facility.

In February 2005, NJEA terminated its two off-peak power purchase contracts with PMI and SEMNA, which had been entered into effective January 2004, each of which provided for the purchase of up to 125 mw per off-peak hour at a fixed price to supply power to the New Jersey utility. The derivative assets associated with these contracts were subsequently written-off resulting in net losses of $40.4 million in 2005.

In 2005, NE LP's revenues were derived from five power purchase agreements with regulated utilities in Massachusetts and New Jersey. Under the terms of these contracts power from the wholesale market or generated from the Partnerships' facilities were sold to these utilities at prices specified in the contracts. The pricing under the four amended Massachusetts power purchase agreements is comprised of a fixed payment based on specified contract rates and a variable portion indexed to the power market. The pricing under the New Jersey amended and restated power purchase agreement is indexed to fuel indices.

Revenue decreased in 2005 compared to 2004 primarily due to higher purchased power costs of $174.8 million due to market sourcing of power to fulfill NE LP's obligations under the power purchase agreements. In addition, NE LP realized a loss of $40.4 million due to the write-off of derivative assets associated with the off-peak power purchase contracts described above, compared to a net unrealized mark-to-market gain of $40.4 million for 2004. Steam revenue decreased $1.2 million due to the termination of the steam sales agreement. These decreases were partially offset by favorable pricing under the restructured power purchase agreements of $185.8 million, an increase in utility energy bank amortization of $4.3 million, miscellaneous revenue of $1.2 million, and higher capacity revenues of $0.6 million. NE LP's revenues for 2005 and 2004 were comprised of $355.0 million and $418.6 million of power sales to utilities net of purchase power and $0.2 million and $1.3 million of steam sales, respectively. Power sales to utilities reflect energy bank amortization of $43.2 million and $38.8 million in 2005 and 2004, respectively. Power sales to utilities include $4.7 million and $1.7 million of revenue from the sale of emission allowances in 2005 and 2004, respectively.

Fuel expense decreased in 2005 compared to 2004 by $154.5 million as a result of the NJEA and NEA amended and restated power purchase agreements due to the supply of power from the market rather than the facilities and $17.3 million resulting from increased gains on fuel sales. Partially offsetting these decreases were the increased cost of market priced gas of $78.5 million and net unrealized mark-to-market losses on derivatives of $1.3 million primarily associated with gas storage supply.

O&M expense increased in 2005 compared to 2004 primarily due to costs associated with planned outages at the NEA and NJEA facilities.

Depreciation and amortization expense increased in 2005 compared to 2004 primarily due to the addition of an intangible asset of $29.9 million as part of the NEA amended and restated power purchase agreement.

General and administrative expenditures increased in 2005 compared to 2004 primarily due to higher professional fees associated with the power purchase agreement restructuring and higher fees to the managing general partner.

NE LP makes scheduled interest and principal payments on its outstanding debt. NE LP is scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for NE LP decreased in each of 2005 and 2004 as a result of decreasing principal balances on its outstanding debt and energy bank liability.

The Partnerships

The Partnerships' net income for 2006, 2005 and 2004 was $183.8 million, $150.8 million and $212.2 million, respectively. Net income for 2006 included fuel savings of $49.0 million, net unrealized mark-to-market gains of $6.1 million on derivatives and unfavorable pricing primarily on purchased power of $35.3 million which is reflected in revenues. Net income for 2005 included a net gain of $19.5 million on restructuring of contracts and fuel savings of $90.0 million, favorable pricing primarily on purchased power of $11.0 million and net losses of $40.4 million from the termination of power purchase contracts which are reflected in revenues. Net income for 2004 included a gain of $103.2 million on restructuring of contracts and net unrealized mark-to-market gains of $40.4 million on derivatives.

The Partnerships adopted the Major Maintenance FSP effective December 31, 2006. The Major Maintenance FSP eliminates the accrue-in-advance method for recognizing costs associated with planned major maintenance activities. This FSP requires retrospective application and, accordingly, all prior period reported results of the Partnerships have been adjusted to reflect this change. See Note 2 - Major Maintenance Costs.

The Partnerships - 2006 compared to 2005

In 2006 and 2005, the Partnerships' revenues were derived from five power purchase agreements with regulated utilities in Massachusetts and New Jersey. Under the terms of these contracts, power from the wholesale market or generated from the Partnerships' facilities were sold to these utilities at prices specified in the contracts. The pricing under the four Massachusetts amended and restated power purchase agreements is comprised of a fixed payment based on specified contract rates and a variable portion indexed to the power market. The pricing under the New Jersey amended and restated power purchase agreement is indexed to fuel indices.

Revenue increased in 2006 compared to 2005 due primarily to a realized loss of $40.4 million recognized in 2005 resulting from the write-off of derivative assets associated with the off-peak power purchase agreements described above that did not recur in 2006, partially offset by higher purchased power costs of $20.5 million due to market sourcing of power to fulfill NE LP's obligations under the power purchase agreements, unfavorable pricing under the restructured power purchase agreements of $14.8 million, and lower energy bank amortization of $1.7 million. NE LP's revenues for 2006 and 2005 were comprised of $358.8 million and $355.0 million of power sales to utilities, net of purchase power and $0 and $0.2 million of steam sales, respectively. Power sales to utilities reflect energy bank amortization of $41.5 million and $43.2 million in 2006 and 2005, respectively. Power sales to utilities include $1.8 million and $4.7 million of revenue from the sale of emission allowances in 2006 and 2005, respectively.

Fuel expense decreased in 2006 compared to 2005 by $49.0 million due primarily to supplying power from the market rather than the NJEA and NEA facilities, higher unrealized mark-to-market gains on derivatives of $7.5 million primarily associated with gas storage supply, and $14.4 million due to lower gas prices, partially offset by $0.9 million due to lower margin on gas sales.

O&M expense increased in 2006 compared to 2005 primarily due to scheduled maintenance outages at the NJEA and NEA facilities and higher merchant generation.

Depreciation and amortization expense increased in 2006 compared to 2005 due primarily to amortization of the 2005 addition of an intangible asset of $29.9 million related to the NEA amended and restated power purchase agreements that were effective in February 2005.

General and administrative expenditures increased in 2006 compared to 2005 primarily due to higher fees paid to the managing general partner.

The partnerships make scheduled interest and principal payments on their outstanding debt. The Partnerships are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for the Partnerships decreased in each 2006 and 2005 as a result of decreasing principal balances on their outstanding debt and energy bank liability. Under the terms of the trust indenture, the December 30, 2006 debt service payment was made on January 2, 2007, and included $12.1 million of accrued interest at December 31, 2006.

Interest income increased in 2006 compared to 2005 due to higher average cash balances and interest rates.

In 2006, the FERC approved a settlement agreement that established a new forward capacity market in the NEPOOL region. The parties to the settlement agreement include wholesale power generators in New England, including NEA and four of the six New England states. Under the settlement agreement, capacity payments to generators will be established competitively through an annual auction, the first of which will be conducted in the first quarter of 2008 to purchase capacity for the twelve months starting June 1, 2010. The settlement agreement also provides for a transition period starting December 1, 2006 through May 31, 2010, during which capacity suppliers will receive fixed capacity payments, subject to penalties for forced outages during peak demand periods. The settlement agreement, as approved by the FERC, is expected to result in increased gross margins for the NEA facility during the transition period.

Transco filed a new general rate case on August 31, 2006 with the FERC. The rate case proposes rate increases for most services, fueled largely by a proposed increase of approximately $250 million in the cost of service. NEA currently holds 50,508 MMBtu/day of capacity on Transco's system, and the proposed rates would result in an annual increase of approximately $0.7 million in transportation costs for NEA. FPL Energy, on behalf of NEA and other plants operated by FPL Energy, filed a protest of the rate increase with FERC on September 12, 2006. An initial settlement conference was held on February 21, 2007, with no resolutions reached. Follow-up settlement conferences will be held throughout the first half of calendar year 2007.

Both Massachusetts and New Jersey have enacted legislation designed to deregulate the production and sale of electricity. By allowing wholesale electricity customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production. Similar initiatives are also being pursued on the federal level. The Partnerships do not expect electric utility industry restructuring to result in any material adverse change to prices under the Partnerships' power purchase agreements. However, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain.

The Partnerships - 2005 compared to 2004

The Partnerships' 2005 revenues were derived from five power purchase agreements with regulated utilities in Massachusetts and New Jersey. Under the terms of these contracts, power from the wholesale market or generated from the Partnerships' facilities were sold to these utilities at prices specified in the contracts. The pricing under the four Massachusetts amended and restated power purchase agreements is comprised of a fixed payment based on specified contract rates and a variable portion indexed to the power market. The pricing under the New Jersey amended and restated power purchase agreement is indexed to fuel indices.

Revenue decreased in 2005 compared to 2004 primarily due to higher purchased power costs of $174.8 million due to market sourcing of power to fulfill NE LP's obligations under the power purchase agreements. In addition, NE LP realized a loss of $40.4 million due to the write-off of derivative assets associated with the off-peak power purchase contracts described above, compared to a net unrealized mark-to-market gain of $40.4 million for 2004. Steam revenue decreased $1.2 million due to the termination of the steam sales agreement. These decreases were partially offset by favorable pricing under the restructured power purchase agreements of $185.8 million, an increase in utility energy bank amortization of $4.3 million, miscellaneous revenue of $1.2 million, and higher capacity revenues of $0.6 million. NE LP's revenues for 2005 and 2004 were comprised of $355.0 million and $418.9 million of power sales to utilities net of purchase power and $0.2 million and $1.3 million of steam sales, respectively. Power sales to utilities reflect energy bank amortization of $43.2 million and $38.8 million in 2005 and 2004, respectively. Power sales to utilities include $4.7 million and $1.7 million of revenue from the sale of emission allowances in 2005 and 2004, respectively.

Fuel expense decreased in 2005 compared to 2004 by $154.5 million as a result of the NJEA and NEA amended and restated power purchase agreements due to the supply of power from the market rather than the facilities and $17.3 million resulting from increased gains on fuel sales. Partially offsetting these decreases were increased cost of market priced gas of $78.5 million and net unrealized mark-to-market losses on derivatives of $1.3 million primarily associated with gas storage supply.

O&M expenses increased in 2005 compared to 2004 primarily due to costs associated with planned outages at the NEA and NJEA facilities.

Depreciation and amortization expense increased in 2005 compared to 2004 primarily due to the addition of an intangible asset of $29.9 million as part of the NEA amended and restated power purchase agreement.

General and administrative expenditures increased in 2005 compared to 2004 primarily due to higher professional fees associated with the power purchase agreement restructuring and higher fees to the managing general partner.

The Partnerships make scheduled interest and principal payments on their outstanding debt. The Partnerships are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Under the terms of the related trust indentures, the December 30, 2006 debt service payments were made on January 2, 2007, and included $12.1 million and $7.1 million of accrued interest at December 31, 2006 for the Funding Corp. and the Acquisition Corp., respectively. Interest expense for the Partnerships decreased in each of 2005 and 2004 as a result of decreasing principal balances on their outstanding debt and energy bank liability.

The Funding Corp. and the Acquisition Corp.

Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt. Both are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for the Funding Corp. and the Acquisition Corp. decreased in each of 2006 and 2005 as a result of decreasing principal balances on their outstanding debt.

Related Party Information

NE LP and the Partnerships receive O&M, fuel management and administrative services from entities related to FPL Energy. Payments to these entities for these services approximate $4.3 million annually. For additional information see Note 5 of the Notes to Consolidated and Combined Financial Statements.

On February 28, 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements. Payments to PMI under that agreement are included in the payments described in the preceding paragraph. For additional information see Note 5 of the Notes to the Consolidated and Combined Financial Statements.

The Partnerships receive fuel pursuant to fuel supply agreements with entities related to FPL Energy and SUEZ. For additional information see Note 3 to Consolidated and Combined Financial Statements - Fuel Supply, Transportation and Storage Agreements.

On February 28, 2005, NEA terminated its long-term gas supply agreements with PMI and SEMNA, which had been effective since September 2003 and January 2004, and replaced them with two long-term gas supply agreements with PMI and SEMNA effective March 31, 2005 that will enable NEA to purchase sufficient fuel for production.

Effective in January 2004, NJEA entered into two off-peak power purchase contracts with entities related to FPL Energy and SUEZ. On February 28, 2005, NJEA terminated these two contracts. For additional information see Note 3 to Consolidated and Combined Financial Statements - Power Purchase Agreements.

In December 2003, an affiliate of NE LP issued a $26.2 million note to NE LP to fund the payment to the New Jersey utility in accordance with the NJEA amended and restated power purchase agreement. The related interest expense was $1.7 million, $1.9 million and $2.1 million in 2006, 2005 and 2004, respectively. See Note 4 of the Notes to the Consolidated and Combined Financial Statements.

In February 2005, NEA received approximately a $29.9 million noncash contribution from NE LP related to costs associated with the execution of amended and restated power purchase agreements with two utilities. Affiliates of NE LP's partners paid these costs in the form of loans in the same amount to NE LP with a maturity date of December 31, 2005. These loans were repaid in April 2005 with interest totaling $0.1 million from funds otherwise available for NE LP partnership distributions. See Note 4 of the Notes to the Consolidated and Combined Financial Statements.

As discussed in Note 4 to the Consolidated and Combined Financial Statements, the proceeds from the issuance in 1994 of Funding Corp.'s secured notes (Funding Corp. Securities) were used to make loans to the Partnerships, and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. The related interest expense was $25.5 million, $29.9 million and $32.9 million in 2006, 2005 and 2004, respectively.

As discussed in Note 4 to the Consolidated and Combined Financial Statements, the proceeds from the issuance in 1998 of the Acquisition Corp.'s secured notes were loaned to NE LP and evidenced by a promissory note. The related interest expense was $14.5 million, $15.3 million and $16.0 million in 2006, 2005 and 2004, respectively.

Liquidity and Capital Resources

The Funding Corp. and the Partnerships - Cash flow generated by the Partnerships during 2006 was sufficient to fund operating expenses as well as the debt service requirements of the Funding Corp. Debt maturities of the Funding Corp. will require cash outflows of approximately $315.3 million in principal and interest through 2010, including approximately $113.0 million in 2007, which includes $12.1 million of accrued interest payable at December 31, 2006 which, in accordance with the terms of the related trust indenture, was paid on January 2, 2007. It is anticipated that cash requirements for principal and interest payments in 2007 will be satisfied with the Partnerships' cash flows from operating activities. Operational cash flow may be affected by, among other things, changes in laws or regulations, including the PURPA, weather conditions, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, and market demand for energy. See Funding Corp.'s Note 3 to Financial Statements, and Note 4 to Consolidated and Combined Financial Statements - Funding Corp.

The trust indenture governing the Funding Corp. securities contains certain restrictions on certain activities of the Partnerships, including incurring additional indebtedness or liens, distributions to the partners, the cancellation of power sale and fuel supply agreements and the execution of mergers, consolidations and sales of assets.

Capital expenditures for the Partnerships were $3.0 million, $2.6 million and $0.7 million in 2006, 2005 and 2004, respectively. The increases in 2006 and 2005 relate primarily to capital spare parts used in maintenance outages for the two generating facilities.

In February 2005, NEA received approximately $29.9 million as a noncash contribution from NE LP related to costs associated with the execution of amended and restated power purchase agreements with two utilities. Affiliates of NE LP's partners paid these costs in the form of loans in the same amount to NE LP with a maturity date of December 31, 2005. These loans were repaid in April 2005, with interest totaling $0.1 million, from funds otherwise available for NE LP partnership distributions.

Letters of credit were established to satisfy requirements in certain power purchase agreements. As of December 31, 2006, one letter of credit related to an NEA power purchase agreement remained. In January 2007, NEA fulfilled its obligations under the power purchase agreement that had required the letter of credit, and the letter of credit was not renewed upon its expiration.

The Acquisition Corp. and NE LP - Cash flow generated by NE LP during 2006 was sufficient to fund operating expenses as well as fund the debt service requirements of the Acquisition Corp. and the Funding Corp. and NE LP's note payable-affiliate. Debt maturities of the Acquisition Corp. and the Funding Corp. will require cash outflows of approximately $546.4 million in principal and interest through 2011, including approximately $162.0 million in 2007, which includes $19.2 million of accrued interest payable at December 31, 2006 which, in accordance with the terms of the related trust indentures, was paid on January 2, 2007. Debt maturities of NE LP's note payable-affiliate will require NE LP cash outflows of approximately $21.4 million in principal and interest through 2011, including approximately $4.8 million in 2007. It is anticipated that cash requirements for principal and interest payments in 2007 will be satisfied with NE LP's cash flows from operations. Operational cash flow may be affected by, among other things, changes in laws or regulations, including the PURPA, weather conditions, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, and market demand for energy. See Acquisition Corp.'s Note 3 to Financial Statements, and Note 4 to Consolidated and Combined Financial Statements - Acquisition Corp.

NE LP's capital expenditures were $3.0 million, $2.6 million and $0.7 million in 2006, 2005 and 2004, respectively. The increases in 2006 and 2005 relate primarily to capital spare parts used in maintenance outages for the two generating facilities.

In February 2005, NEA received approximately $29.9 million as a noncash contribution from NE LP related to costs associated with the execution of amended and restated power purchase agreements with two utilities. Affiliates of NE LP's partners paid these costs in the form of loans in the same amount to NE LP with a maturity date of December 31, 2005. These loans were repaid in April 2005, with interest totaling $0.1 million, from funds otherwise available for NE LP partnership distributions.

Letters of credit were established to satisfy requirements in certain power purchase agreements. As of December 31, 2006, one letter of credit related to an NEA power purchase agreement remained. In January 2007, NEA fulfilled its obligations under the power purchase agreement that had required the letter of credit, and the letter of credit was not renewed upon its expiration.

The long-term contractual obligations of NE LP and the Partnerships at December 31, 2006 were as follows:
NE LP AND THE PARTNERSHIPS December 31, 2006 (Thousands of Dollars)

	Total	2007	2008-9	2010-11	Thereafter

CONTRACTUAL OBLIGATIONS

The Partnerships:
Funding Corp debt(a)	$315,313	$113,015	$132,295	$70,003	$-
Operating leases	1,692	297	630	678	87
Other long-term obligations:
Energy bank liability	1,470	1,470	-	-	-
Administrative agreement(b)	7,200	600	1,200	1,200	4,200
O&M agreement(b)	15,000	1,500	3,000	3,000	7,500
Fuel management agreement(b)	15,300	900	1,800	1,800	10,800
Steam sales termination agreement(c)	4,151	4,151	-	-	-
Natural gas, transportation and storage	56,159	10,824	19,340	17,772	8,223

Total Partnerships	416,285	132,757	158,265	94,453	30,810

NE LP:
Acquisition Corp debt(a)	231,110	48,990	69,582	112,538	-
Affiliate debt(a)	21,442	4,765	9,530	7,147	-

	252,552	53,755	79,112	119,685	-

Total contractual obligations	$668,837	$186,512	$237,377	$214,138	$30,810

(a)

Includes principal and interest, including interest payable at December 31, 2006 of $12.1 million and $7.1 million for the Funding Corp. debt and the Acquisition Corp. debt, respectively, which in accordance with the terms of the related trust indentures was paid on January 2, 2007.

(b)

Represents the minimum obligation under the terms of the agreement. The minimum obligation is subject to an annual inflation factor adjustment, which is excluded from the minimum obligation included in the table.

(c)	Represents the gross amount due under the agreement. Approximately $0.8 million is reimbursed by the New Jersey utility annually under the terms of an amended and restated power purchase agreement.

The trust indenture governing the Funding Corp. securities contains certain restrictions on certain activities of the Partnerships, including incurring additional indebtedness or liens, distributions to the partners, the cancellation of power sale and fuel supply agreements and the execution of mergers, consolidations and sales of assets.

New Accounting Rules and Interpretations
Accounting for Planned Major Maintenance Activities - In September 2006, the FASB issued FSP AUG AIR-1, "Accounting for Planned Major Maintenance Activities." See Note 2 - Major Maintenance Costs.
Fair Value Measurements - In September 2006, the FASB issued FAS 157, "Fair Value Measurements." See Note 2 - Fair Value Measurements.

The Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." See Note 2 - The Fair Value Option for Financial Assets and Financial Liabilities.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to exercise judgment and make estimates and assumptions where amounts are not subject to precise measurement or are dependent on future events.

Critical accounting policies and estimates, which are important to the portrayal of the registrants', Partnerships' and Funding Corp.'s financial condition and results of operations and which require complex, subjective judgments, are as follows:

Accounting for Derivative Instruments and Hedging Activities - NE LP and the Partnerships use derivative instruments (primarily swaps and forwards) to manage the commodity price risk inherent in fuel and electricity contracts and to optimize the value of power generation assets and related contracts. To a lesser extent, NE LP and the Partnerships also engage in limited energy trading activities to take advantage of expected favorable price movements. Accounting pronouncements, which require the use of fair value accounting if certain conditions are met, apply not only to traditional financial derivative instruments, but to any contract having the accounting characteristics of a derivative.

Derivative instruments, when required to be marked to market under FAS 133, as amended, are recorded on NE LP's and the Partnerships' Consolidated and Combined Balance Sheets at fair value as either an asset or liability (in prepaid expenses and other current assets, other assets and other accrued expenses). Fair values for some of the longer-term contracts where liquid markets are not available are based on internally developed models based on the forward prices for electricity and fuel. Forward prices represent the price at which a buyer or seller could contract today to purchase or sell a commodity at a future date. In general, the models estimate the fair value of a contract by calculating the present value of the difference between the contract price and the forward prices. The near term forward market for electricity is generally liquid and therefore the prices in the early years of the forward curves reflect observable market quotes. However, in the later years, the market is much less liquid and forward price curves must be developed using factors including the forward prices for the commodities used as fuel to generate electricity, the expected system heat rate (which measures the efficiency of power plants in converting fuel to electricity) in the region where the purchase or sale takes place, and a fundamental forecast of expected spot prices based on modeled supply and demand in the region. The assumptions in these models are critical since any changes therein could have a significant impact on the fair value of the contract. Changes in derivative fair values for power purchase and sales are recognized net in revenues and fuel purchases and sales are recognized net in fuel expense unless the criteria for hedge accounting are met and the company elects to account for the derivative as a hedge. For those transactions accounted for as cash flow hedges, much of the effects of changes in fair value are reflected in other comprehensive income (OCI), a component of partners' equity, rather than being recognized in current earnings. For those transactions accounted for as fair value hedges the effects of changes in fair value are reflected in current earnings offset by changes in the fair value of the item being hedged. At December 31, 2006, no cash flow hedges existed at NE LP or the Partnerships.

Since FAS 133 became effective in 2001, the FASB has discussed and, from time to time, issued implementation guidance related to FAS 133. In particular, much of the interpretive guidance affects when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from the provisions of FAS 133. Despite the large volume of implementation guidance, FAS 133 and the supplemental guidance does not provide specific guidance on all contract issues. As a result, significant judgment must be used in applying FAS 133 and its interpretations. The interpretation of FAS 133 continues to evolve. A result of changes in interpretation could be that contracts that currently are excluded from the provisions of FAS 133 would have to be recorded on the balance sheet at fair value, with changes in fair value recorded in the income statement.

Energy Bank Balances - As of December 31, 2006, one of the NEA power purchase agreements continued to have an energy bank and recorded cumulative payments made by the utility in excess of avoided cost rates scheduled or specified in such agreement. Amortization of the energy bank was based on power provided under the power purchase agreement and the avoided cost rates specified in the agreement. Amortization was $37.6 million, $43.2 million and $38.8 million in 2006, 2005 and 2004, respectively. The energy bank balance bears interest at a rate specified in the agreement. In the event of certain circumstances, some or all of the remaining amount recorded in the energy bank was required to be repaid. The energy bank balance was partially secured by a letter of credit. In accordance with the power purchase agreement, NEA satisfied its energy bank obligations in January 2007 and the related letter of credit expired.

Major Maintenance - NE LP and the Partnerships adopted FSP AUG AIR-1, "Accounting for Planned Major Maintenance Activities" (the "Major Maintenance FSP") effective December 31, 2006. The Major Maintenance FSP eliminates the accrue-in-advance method for recognizing costs associated with planned major maintenance activities, and requires retrospective application to all prior periods presented. Prior to adoption of the Major Maintenance FSP, NE LP and the Partnerships utilized the accrue-in-advance method to account for certain planned major maintenance costs. Upon adoption of the Major Maintenance FSP, NE LP and the Partnerships utilize the deferral method to account for certain planned major maintenance costs.

Major maintenance costs for combustion turbines are capitalized and amortized on a unit of measurement basis based upon estimated total starts over the period from the end of the last outage to the beginning of the next planned outage. NE LP and the Partnerships deferred major maintenance costs totaled approximately $6.0 million and $9.3 million at December 31, 2006 and 2005, respectively, and are included in other assets. For the years ended December 31, 2006, 2005 and 2004, NE LP and the Partnerships recorded major maintenance expenses of approximately $3.5 million, $2.9 million and $2.0 million, respectively.

See Note 2 to the Consolidated and Combined Financial Statements - Major Maintenance Costs.

Contract Restructurings - NE LP and the Partnerships have been restructuring power purchase agreements and fuel supply contracts to maximize the profitability of the Partnerships. Due to the lack of specific accounting guidance, when a contract is restructured, NE LP and the Partnerships analogize to EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and EITF 01-07, "Creditor's Accounting for a Modification or Exchange of Debt Instruments" to account for the transactions. NE LP and the Partnerships focus on changes in volume, prices and cash flows to determine whether a contract is accounted for as a termination or modification. The calculation of changes in volume, prices and cash flows, as well as the fair value of any new contract, involves the use of estimates and judgments about future events. If a contract is to be accounted for as a termination, the remaining net book value of the asset or liability is removed from the balance sheet, the cash that is exchanged between the parties is recognized as either income or expense, the fair value of the new contract is recorded on the balance sheet and a gain or loss is recognized on the statement of operations. If a contract is to be accounted for as a modification, cash that is exchanged between the parties is added or subtracted to the basis of the asset or liability.

Energy Revenues and Purchased Power - NE LP and the Partnerships believe that where offsetting positions exist in the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has not occurred. In these situations, NE LP and the Partnerships report energy revenues on a net basis.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
All financial instruments and positions held by NE LP and the Partnerships described below are held for purposes other than trading.

Interest Rate Risk - The fair value of the registrants', the Partnerships' and Funding Corp.'s long-term debt is affected by changes in interest rates. The following presents the sensitivity of the fair value of debt to a hypothetical 10% decrease in interest rates which is a reasonable near-term market change:

	December 31, 2006			December 31, 2005

	Carrying Value(b)	Estimated Fair Value(c)	Hypothetical Increased Estimated Fair Value(d)	Carrying Value(b)	Estimated Fair Value(c)	Hypothetical Increased Estimated Fair Value(d)

	(Thousands of Dollars)
Long-term debt, including current maturities, of NE LP / Acquisition Corp. (a)	$195,802	$202,039	$201,674	$205,514	$212,906	$217,440
Long-term debt, including current maturities, of Partnerships / Funding Corp.	$251,982	$261,999	$272,914	$278,302	$294,727	$300,034

(a)	Includes affiliate note for NE LP and Acquisition Corp. bonds.
(b)

Based on the book value of the Acquisition Corp. bonds ($178,200 and $184,800) and the affiliate note ($17,602 and $20,714) as of December 31, 2006 and 2005, respectively. Based on the book value of the Funding Corp. bonds as of December 31, 2006 and 2005, respectively.

(c)

Based on the bid price of the Acquisition Corp. bonds ($184,437 and $192,192) and the book value of the affiliate note ($17,602 and $20,714) as of December 31, 2006 and 2005, respectively. Based on the bid price of the Funding Corp. bonds as of December 31, 2006 and 2005, respectively.

(d)

Based on the benchmark yield and basis spread for the Acquisition Corp. bonds ($184,071 and $196,726) and the book value of the affiliate note ($17,602 and $20,714) as of December 31, 2006 and 2005, respectively. Based on the benchmark yield and basis spread for the Funding Corp. bonds as of December 31, 2006 and 2005, respectively.

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

NE LP and the Partnerships use a value-at-risk (VaR) model to measure market risk in their trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of December 31, 2006 and 2005, the VaR figures (in thousands) are as follows:

	Trading and Managed Hedges(a)	Non-Qualifying Hedges and Hedges in OCI(b)	Total

December 31, 2005	$724	$430	$764
December 31, 2006	$-	$15	$15
Average for the period ended December 31, 2006	$-	$471	$502

(a)

Trading and managed hedges are essentially all changes in the derivatives' fair value for power purchases and sales and trading activities, which are recognized on a net basis in operating revenues and for fuel purchases and sales which are recognized on a net basis in fuel expense.

(b)

Non-qualifying hedges are employed to reduce the market risk exposure to physical assets which are not marked to market. The VaR figures for the non-qualifying hedges and hedges in OCI category do not represent the economic exposure to commodity price movements.

Concentration of Credit Risk - At December 31, 2006 and 2005, a majority of NE LP's and the Partnerships' trade receivables were derived from electricity sales to three utilities under long-term power purchase agreements. If any one or more of these customers' receivable balances should be deemed uncollectible, it could have a material adverse effect on NE LP's and the Partnerships' results of operations and financial condition.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
NORTHEAST ENERGY, LP NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of Northeast Energy, LP (a partnership) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2006, and the combined balance sheets of Northeast Energy Associates (a limited partnership) and North Jersey Energy Associates (a limited partnership), two of the subsidiaries of Northeast Energy, LP (collectively, with Northeast Energy, LP, "the Partnerships"), as of December 31, 2006 and 2005, and the related combined statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2006. These Partnerships are under common ownership and common management. These financial statements are the responsibility of the respective Partnerships' management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Partnerships are not required to have, nor were we engaged to perform, an audit of their internal controls over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnerships' internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Northeast Energy, LP and its subsidiaries and the financial position of Northeast Energy Associates and North Jersey Energy Associates as of December 31, 2006 and 2005, and the results of their respective operations and their respective cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated and combined financial statements, in 2006 the Partnerships changed their method of accounting for planned major maintenance activities to adopt FASB Staff Position AUG AIR-1, Accounting for Planned Major Maintenance Activities and, retrospectively, adjusted the 2005 and 2004 financial statements for the change.

DELOITTE & TOUCHE LLP Certified Public Accountants West Palm Beach, Florida March 27, 2007

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2006	2005*

ASSETS
Current assets:
Cash and cash equivalents	$84,125	$96,055
Accounts receivable	100,636	76,383
Spare parts inventories	4,574	3,973
Fuel inventories	10,034	7,790
Prepaid expenses and other current assets	5,290	279

Total current assets	204,659	184,480

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $5,307 and $4,788, respectively)	1,653	2,172
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $170,338 and $167,320, respectively)	349,592	361,440
Power purchase agreements (net of accumulated amortization of $533,127 and $454,075, respectively)	408,229	487,281
Other assets	6,213	12,408

Total non-current assets	770,399	868,013

TOTAL ASSETS	$975,058	$1,052,493

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$80,342	$52,641
Current portion of notes payable - the Acquisition Corp.	28,600	13,200
Current portion of notes payable - affiliate	3,375	3,112
Accrued interest payable	19,247	-
Accounts payable	1,830	8,376
Due to related parties	23,472	63,694
Other accrued expenses	24,641	9,333

Total current liabilities	181,507	150,356

Non-current liabilities:
Deferred revenue	24,100	9,229
Notes payable - the Funding Corp.	171,640	225,661
Note payable - the Acquisition Corp.	149,600	171,600
Note payable - affiliate	14,227	17,602
Energy bank and other liabilities	1,621	42,816
Lease payable	554	653

Total non-current liabilities	361,742	467,561

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	8,636	8,692
Limited partners	423,173	425,884

Total partners' equity	431,809	434,576

TOTAL LIABILITIES AND PARTNERS' EQUITY	$975,058	$1,052,493

The accompanying notes are an integral part of these consolidated financial statements. *As adjusted.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2006	2005*	2004*

REVENUES	$358,815	$355,249	$419,828

COSTS AND EXPENSES:
Fuel	24,799	73,826	163,860
Operations and maintenance	14,911	14,067	13,594
Depreciation and amortization	98,770	91,645	81,523
General and administrative	10,102	9,700	8,453
Net gain on restructuring of contracts	-	(19,487)	(103,176)

Total costs and expenses	148,582	169,751	164,254

OPERATING INCOME	210,233	185,498	255,574

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	519	548	574
Interest expense	44,703	54,043	61,304
Interest income	(2,198)	(1,358)	(399)
Other (income) / expense	50	(725)	896

Total other expense - net	43,074	52,508	62,375

NET INCOME	$167,159	$132,990	$193,199

The accompanying notes are an integral part of these consolidated financial statements. *As adjusted.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2006	2005*	2004*

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$167,159	$132,990	$193,199
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99,289	92,193	82,117
Net gain on restructuring of contracts	-	(19,487)	(103,176)
Cash received for contract restructurings	-	-	5,000
FAS 133 - accumulated other comprehensive income	-	-	(2,019)
Unrealized mark to market (gain) loss on derivatives	(6,058)	41,812	(40,419)
Changes in assets and liabilities:
Accounts receivable	(24,253)	(6,246)	(10,623)
Due from related party	-	3,812	(575)
Prepaid expenses and other assets	(3,873)	(8,422)	4,758
Accounts payable and accrued expenses	12,118	1,487	(13,667)
Accrued interest payable	19,247	-	-
Deferred revenue	14,871	9,229	-
Energy bank and other liabilities	(41,195)	(34,199)	(32,202)
Due to related parties	(40,222)	34,324	17,078
Lease payable	(99)	(87)	(75)

Net cash provided by operating activities	196,984	247,406	99,396

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,956)	(2,579)	(679)

Net cash used in investing activities	(2,956)	(2,579)	(679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable - affiliate	(3,112)	(32,751)	(2,605)
Principal payments on the Acquisition Corp. notes	(6,600)	(8,800)	(8,800)
Principal payments on the Funding Corp. notes	(26,320)	(45,349)	(28,564)
Distributions to partners	(169,926)	(112,976)	(66,551)

Net cash used in financing activities	(205,958)	(199,876)	(106,520)

Net (decrease) increase in cash and cash equivalents	(11,930)	44,951	(7,803)
Cash and cash equivalents at beginning of period	96,055	51,104	58,907

Cash and cash equivalents at end of period	$84,125	$96,055	$51,104

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$22,435	$47,182	$51,089

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Assumption of liability by partners	$-	$29,883	$-
Addition to other assets, net change in ARO estimate	$-	$13	$-

The accompanying notes are an integral part of these consolidated financial statements. *As adjusted.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY Years Ended December 31, 2006, 2005 and 2004 (Thousands of Dollars)

	General Partners	Limited Partners	Accumulated Other Comprehensive Income (Loss)(a)	Partners' Equity

Balances, January 1, 2004*	$5,758	$282,157	$2,019	$289,934
Net income	3,864	189,334	-	193,198
Distributions to partners	(1,331)	(65,220)	-	(66,551)
Other comprehensive loss	-	-	(2,019)	(2,019)

Balances, December 31, 2004*	8,291	406,271	-	414,562
Net income	2,660	130,330	-	132,990
Distributions to partners	(2,259)	(110,717)	-	(112,976)

Balances, December 31, 2005*	8,692	425,884	-	434,576
Net income	3,342	163,817	-	167,159
Distributions to partners	(3,398)	(166,528)	-	(169,926)

Balances, December 31, 2006	$8,636	$423,173	-	$431,809

(a)	Comprehensive income, which includes net income and other comprehensive income (loss), totaled $167,159, $132,990 and $191,179 in 2006, 2005 and 2004, respectively.

The accompanying notes are an integral part of these consolidated financial statements. *As adjusted.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP COMBINED BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2006	2005*

ASSETS
Current assets:
Cash and cash equivalents	$70,398	$96,047
Accounts receivable	100,636	76,383
Spare parts inventories	4,574	3,973
Fuel inventories	10,034	7,790
Prepaid expenses and other current assets	5,282	271

Total current assets	190,924	184,464

Non-current assets:
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $170,338 and $167,320, respectively)	349,592	361,440
Power purchase agreements (net of accumulated amortization of $533,127 and $454,075, respectively)	408,229	487,281
Other assets	6,213	12,408

Total non-current assets	768,746	865,841

TOTAL ASSETS	$959,670	$1,050,305

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$80,342	$52,641
Accrued interest payable	12,129	-
Accounts payable	1,830	8,376
Due to related parties	23,471	63,694
Other accrued expenses	15,995	9,331

Total current liabilities	133,767	134,042

Non-current liabilities:
Deferred revenue	24,100	9,229
Notes payable - the Funding Corp.	171,640	225,661
Energy bank and other liabilities	1,471	42,664
Lease payable	554	653

Total non-current liabilities	197,765	278,207

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	6,282	6,381
Limited partners	621,856	631,675

Total partners' equity	628,138	638,056

TOTAL LIABILITIES AND PARTNERS' EQUITY	$959,670	$1,050,305

The accompanying notes are an integral part of these combined financial statements. *As adjusted.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP COMBINED STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2006	2005*	2004*

REVENUES	$358,815	$355,238	$420,208

COSTS AND EXPENSES:
Fuel	24,799	73,826	163,860
Operations and maintenance	14,911	14,067	13,594
Depreciation and amortization	98,770	91,645	81,523
General and administrative	10,095	9,693	8,453
Net gain on restructuring of contracts	-	(19,487)	(103,176)

Total costs and expenses	148,575	169,744	164,254

OPERATING INCOME	210,240	185,494	255,954

OTHER EXPENSE (INCOME):
Interest expense	28,508	36,740	43,188
Interest income	(2,127)	(1,304)	(369)
Other (income) / expense	50	(725)	896

Total other expense - net	26,431	34,711	43,715

NET INCOME	$183,809	$150,783	$212,239

The accompanying notes are an integral part of these combined financial statements. *As adjusted.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2006	2005*	2004*

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$183,809	$150,783	$212,239
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,770	91,645	81,543
Net gain on restructuring of contracts	-	(19,487)	(103,176)
Cash received for contract restructurings	-	-	5,000
FAS 133 - accumulated other comprehensive income	-	-	(2,019)
Unrealized mark to market (gain) loss on derivatives	(6,058)	41,812	(40,419)
Changes in assets and liabilities:
Accounts receivable	(24,253)	(6,253)	(10,629)
Due from related party	-	3,812	(575)
Prepaid expenses and other assets	(3,873)	(8,755)	4,758
Accounts payable and accrued expenses	3,474	1,485	(13,619)
Accrued interest payable	12,129	-	-
Deferred revenue	14,871	9,229	-
Energy bank and other liabilities	(41,193)	(33,854)	(32,202)
Due to related parties	(40,223)	34,348	17,377
Lease payable	(99)	(87)	(75)

Net cash provided by operating activities	197,354	264,678	118,203

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,956)	(2,579)	(679)

Net cash used in investing activities	(2,956)	(2,579)	(679)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes	(26,320)	(45,348)	(28,564)
Distributions to partners	(193,727)	(171,775)	(95,981)

Net cash used in financing activities	(220,047)	(217,123)	(124,545)

Net (decrease) increase in cash and cash equivalents	(25,649)	44,976	(7,021)
Cash and cash equivalents at beginning of period	96,047	51,071	58,092

Cash and cash equivalents at end of period	$70,398	$96,047	$51,071

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$13,359	$29,880	$32,933

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Assumption of liability by parent company	$-	$29,883	$-
Addition to other assets, net change in ARO estimate	$-	$13	$-

The accompanying notes are an integral part of these combined financial statements. *As adjusted.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF PARTNERS' EQUITY
Years Ended December 31, 2065, 2005 and 2004
(Thousands of Dollars)

	General Partners	Limited Partners	Accumulated Other Comprehensive Income (Loss)(a)	Partners' Equity

Balances, January 1, 2004*	$5,130	$507,777	$2,019	$514,926
Net income	2,122	210,117	-	212,239
Distributions to partners	(960)	(95,021)	-	(95,981)
Other comprehensive loss	-	-	(2,019)	(2,019)

Balances, December 31, 2004*	6,292	622,873	-	629,165
Net income	1,508	149,275	-	150,783
Noncash contributions from partners	299	29,584	-	29,883
Distributions to partners	(1,718)	(170,057)	-	(171,775)

Balances, December 31, 2005*	6,381	631,675	-	638,056
Net income	1,838	181,971	-	183,809
Distributions to partners	(1,937)	(191,790)	-	(193,727)

Balances, December 31, 2006	$6,282	$621,856	$-	$628,138

(a)	Comprehensive income, which includes net income and other comprehensive income (loss), totaled $183,809, $150,783 and $210,220 in 2006, 2005 and 2004, respectively.

The accompanying notes are an integral part of these combined financial statements. *As adjusted.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Years Ended December 31, 2006, 2005 and 2004

1. Nature of Business

Northeast Energy, LP (NE LP), a Delaware limited partnership, was formed on November 21, 1997 for the purpose of acquiring ownership interests in two partnerships, each of which owns an electric power generation station in the northeastern United States (Northeast Energy Associates, a limited partnership (NEA) and North Jersey Energy Associates, a limited partnership (NJEA), collectively the Partnerships). NE LP is jointly owned by subsidiaries of ESI Energy, LLC (ESI Energy) and SUEZ Energy Generation North America, Inc. (SUEZ Power). ESI Energy is wholly-owned by FPL Energy, LLC (FPL Energy), which is an indirect wholly-owned subsidiary of FPL Group, Inc., a company listed on the New York Stock Exchange. SUEZ Power is a direct wholly-owned subsidiary of SUEZ Energy North America, Inc., which is a direct wholly-owned subsidiary of Suez-Tractebel S.A., a Belgian energy, industrial services and energy services business, and a member of the SUEZ group. NE LP also formed a wholly-owned subsidiary, Northeast Energy, LLC (NE LLC) to assist in such acquisitions. NE LP had no financial activity prior to January 1, 1998.

The Partnerships were formed in 1986 to develop, construct, own, operate and manage two separate nominal 300 megawatt (mw) combined-cycle cogeneration facilities. NEA's facility is located in Bellingham, Massachusetts and NJEA's facility is located in Sayreville, New Jersey. NEA commenced commercial operation in September 1991 and NJEA commenced commercial operation in August 1991. The Partnerships operate in the independent power industry and had been granted permission by the FERC to operate as qualifying facilities (QFs) as defined in the Public Utility Regulatory Policies Act of 1978, as amended and as defined in federal regulations. In December 2003, NJEA executed an amended and restated power purchase agreement and in February 2005, NEA executed an agreement to amend and restate certain power purchase agreements and neither facility now operates as a QF. Both NJEA and NEA now have exempt wholesale generator (EWG) status and market based rate authority which allows NEA and NJEA to sell power at market rates.

The partners of NE LP and the Partnerships share profits and losses and have interests in assets and liabilities and cash flows in proportion to their tax basis capital accounts. Distributions to the partners may be made only after all funding requirements of the Partnerships have been met, as described in the trust indenture relating to the debt issued by the Acquisition Corp.

2. Summary of Significant Accounting Policies

Basis of Presentation - The accompanying consolidated financial statements include the accounts of NE LP and subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation. The accompanying combined financial statements include the accounts of NEA and NJEA for all periods and are combined based on common ownership. All material intercompany transactions have been eliminated in the combination. Amounts included in the consolidated and combined financial statements and the accompanying notes have been adjusted to reflect the retrospective application of a Financial Accounting Standards Board (FASB) Staff Position (FSP) related to planned major maintenance activities. See Major Maintenance Costs below. In addition, certain amounts included in prior years' consolidated and combined financial statements have been reclassified to conform to the current year's presentation.

Impairment of Long-Lived Assets - NE LP and the Partnerships evaluate on an ongoing basis the recoverability of their assets and related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as described in FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Each of NE LP and the Partnerships concluded there was no impairment of tangible or intangible assets in 2006 and 2005.

Accounting for Asset Retirement Obligations - Effective January 1, 2003, the registrants, the Partnerships and Funding Corp. adopted FAS 143, "Accounting for Asset Retirement Obligations." The statement requires that a liability for the fair value of an asset retirement obligation (ARO) be recognized in the period in which it is incurred with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life. Changes in the asset retirement obligation resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. The implementation of FAS 143 did not have a material effect on the financial statements. Effective December 31, 2005, the registrants, the Partnerships and Funding Corp. adopted FASB Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations." FIN 47 clarifies a conditional ARO as a legal obligation to perform an asset retirement activity in which the timing and (or method) of settlement are conditional on a future event that may or may not be within the control of the entity. Resulting assets and liabilities from implementation of FIN 47 are treated in accordance with FAS 143. The implementation of FIN 47 did not have a material effect on the registrants' financial statements, and no ARO asset or liability was recorded.

Cash and Cash Equivalents - Investments purchased with an original maturity of three months or less are considered cash equivalents. Excess cash is invested in high-grade money market accounts and commercial paper and is subject to minimal credit and market risk. At December 31, 2006 and 2005, the recorded amount of cash and cash equivalents approximates its fair value.

Accounts Receivable and Revenue - Accounts receivable primarily consist of receivables from two Massachusetts utilities and one New Jersey utility for electricity delivered and sold under five power purchase agreements. Pricing under the four amended Massachusetts power purchase agreements is comprised of a fixed payment based on specified contract rates for power delivered and a variable component indexed to the power market. The pricing under the New Jersey amended and restated power purchase agreement are based on initial floor prices per kilowatt-hour, subject to adjustment based on actual volumes of electricity purchased, fixed escalation factors, fuel indices, and other conditions. Revenue is recognized based on power delivered at rates stipulated in the power purchase agreements, except that revenue is deferred to the extent that stipulated rates are in excess of amounts, either scheduled or specified, in the agreements to the extent the Partnerships have an obligation to repay such excess. The amount deferred is reflected on the balance sheets in energy bank and other liabilities. Revenue recognized is also deferred to the extent that stipulated rates under the amended power purchase agreements are higher in early years of the agreement and exceed average rates over the term of the agreement. The amount deferred is reflected on the balance sheets in deferred revenue. Revenue from steam sales is recognized upon delivery. Power sales to utilities includes $1.8 million, $4.7 million and $1.7 million of revenue from the sale of emission allowances in 2006, 2005 and 2004, respectively. The emissions allowances have no cost basis and are recognized as revenue at the time of sale.

Plant and Equipment and Other Assets - The facilities and other assets are depreciated using the straight-line method over their estimated useful lives ranging from 5 to 34 years. Depreciation expense was $19.6 million, $18.8 million and $17.9 million for 2006, 2005 and 2004, respectively.

Major Maintenance Costs - NE LP and the Partnerships adopted FSP AUG AIR-1, "Accounting for Planned Major Maintenance Activities" (the "Major Maintenance FSP") effective December 31, 2006. The Major Maintenance FSP eliminates the accrue-in-advance method for recognizing costs associated with planned major maintenance activities, and requires retrospective application to all prior periods presented. Prior to adoption of the Major Maintenance FSP, NE LP and the Partnerships utilized the accrue-in-advance method to account for certain planned major maintenance costs. NE LP and the Partnerships utilize the deferral method to account for certain planned major maintenance costs.

Major maintenance costs for combustion turbines are capitalized and amortized on a unit of measurement basis based upon estimated total starts over the period from the end of the last outage to the beginning of the next planned outage. NE LP and the Partnerships deferred major maintenance costs totaled approximately $6.0 million and $9.3 million at December 31, 2006 and 2005, respectively, and are included in other assets. For the years ended December 31, 2006, 2005 and 2004, NE LP and the Partnerships recorded major maintenance expenses of approximately $3.5 million, $2.9 million and $2.0 million, respectively.

As a result of the retrospective application of the Major Maintenance FSP, NE LP and the Partnerships consolidated and combined balance sheet line items increased (decreased) by the following amounts:

December 31, 2005

(in thousands)

Cogeneration facilities and carbon dioxide facility, net	$(3,504)
Other assets	11,503
Other accrued expenses	(3,907)
Energy bank and other liabilities	(1,467)
Partners' equity (a)	13,373

(a)	Consolidated and combined partners' equity at December 31, 2004 and January 1, 2004 increased by $12,858 and $9,439, respectively.

As a result of the retrospective application of the Major Maintenance FSP, NE LP and the Partnerships consolidated and combined income statement line items increased (decreased) by the following amounts:

	December 31,

	2005	2004

	(in thousands)

Operations and maintenance expenses	$(515)	$(3,419)
Net income	$515	$3,419

Inventories - Fuel inventories consist of natural gas and fuel oil and are stated at the lower of cost, determined on an average cost basis, or market. Spare parts inventories are stated at lower of cost or market and are determined by specific identification.

Power Purchase Agreements - The fair value of the power purchase agreements acquired are being amortized over the respective agreement periods, ranging from 14 to 24 years, on a straight-line basis or matched to scheduled fixed-price increases under the power purchase agreements, as applicable.

Deferred Debt Issuance Costs - Deferred debt issuance costs of NE LP are being amortized over the approximate 14-year term of the Acquisition Corp.'s note payable using the effective interest method.

Income Taxes - Partnerships are not taxable entities for federal and state income tax purposes. As such, no provision has been made for income taxes since such taxes, if any, are the responsibilities of the individual partners.

Contract Restructurings - Due to the lack of specific accounting guidance, when a contract is restructured, NE LP and the Partnerships analogize to EITF 96-19, "Debtor's Accounting for a Modification or Exchange of Debt Instruments" and EITF 01-07, "Creditor's Accounting for a Modification or Exchange of Debt Instruments" to account for the transactions. If a contract is to be accounted for as a termination, the remaining net book value of the asset or liability is removed from the balance sheet, the cash that is exchanged between the parties is recognized as either income or expense, the fair value of the new contract is recorded on the balance sheet and a gain or loss is recognized on the statement of operations. If a contract is to be accounted for as a modification, cash that is exchanged between the parties is added or subtracted to the basis of the asset or liability.

Accounting for Derivative Instruments and Hedging Activities - Derivative instruments are recorded on NE LP's and the Partnerships' consolidated and combined balance sheets as either an asset or liability (in prepaid expenses and other current assets, other assets and other accrued expenses) measured at fair value in accordance with FAS 133 (as amended and interpreted). NE LP and the Partnerships use derivative instruments (primarily forward purchases and sales, swaps and options) to manage the commodity price risk inherent in fuel and electricity contracts. In addition, NE LP and the Partnerships use derivatives to optimize the value of power generation assets.

All changes in the derivatives' fair value for power purchases and sales are recognized net in revenues and fuel purchases and sales are recognized net in fuel expense unless hedge accounting is applied. While substantially all of NE LP's and the Partnerships' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge at inception and it must be highly effective in offsetting the hedged risk. Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable. NE LP and the Partnerships believe that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has not occurred. Generally, the hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. At December 31, 2006, no cash flow hedges existed at NE LP and the Partnerships. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. Settlement gains and losses are included within the line items in the statements of operations to which they relate.

Unrealized mark-to-market gains on derivative transactions were $6.1 million for the year ended December 31, 2006. The current portion of the derivative asset is $4.6 million at December 31, 2006 and is included in the combined and consolidated balance sheets under prepaid expenses and other current assets. There was not a non-current component of the derivative asset at December 31, 2006. Unrealized mark-to-market losses on derivative transactions were $1.4 million for the year ended December 31, 2005. The current portion of the derivative liability was $1.4 million at December 31, 2005 and is included in the combined and consolidated balance sheets under other accrued expenses. There was not a non-current component of the derivative liability at December 31, 2005. Unrealized mark-to-market gains on derivative transactions were $40.4 million for the year ended December 31, 2004.

In February 2005, NJEA terminated its two off-peak power purchase contracts with PMI and SEMNA, which had been entered into effective January 2004, each of which provided for the purchase of up to 125 mw per off-peak hour at a fixed price to supply power to the New Jersey utility. The derivative assets associated with these contracts were subsequently written-off resulting in net losses of $40.4 million in 2005.

Comprehensive income below includes net income, and net unrealized gains (losses) on cash flow hedges of forecasted fuel purchases for both NE LP and the Partnerships of approximately $0.0 million $0.0 million and $(2.0) million for the years ended December 31, 2006, 2005 and 2004, respectively.

	Comprehensive Income Twelve Months Ended December 31,

	2006	2005	2004

	(Thousands of Dollars)

NE LP	$167,159	$132,990	$191,179
The Partnerships	$183,809	$150,783	$210,220

Natural Gas Hedging Instruments - Periodic settlements on natural gas swap agreements are recognized as adjustments to fuel costs at monthly settlement dates. Purchases of natural gas under forward purchase agreements are accounted for as fuel costs at their contract price at delivery. See Note 6.

Fair Value Measurements - In September 2006, the FASB issued FAS 157, "Fair Value Measurements," which clarifies how to measure fair value and requires enhanced fair value measurement disclosures. The standard emphasizes that fair value is a market-based measurement not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets for identical assets or liabilities. NE LP and the Partnerships will be required to adopt FAS 157 on January 1, 2008. NE LP and the Partnerships are currently evaluating the impact of FAS 157.

The Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits, but does not require, entities to account for financial instruments at fair value. The standard does not extend to non-financial instruments. NE LP and the Partnerships will be required to adopt FAS 159 on January 1, 2008. NE LP and the Partnerships are currently evaluating the impact of FAS 159.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Cogeneration Facilities, Power Purchase Agreements and Carbon Dioxide Facility

Power Purchase Agreements - In 1986, NEA entered into three power purchase agreements with three Massachusetts utilities, and in 1988, NEA entered into two power purchase agreements with two Massachusetts utilities. Under the five power purchase agreements, NEA agreed to sell approximately 290 mw per year at initial floor prices per kwh subject to adjustment based on actual volumes purchased, fixed escalation factors and other conditions. Performance under certain of these agreements is secured by a second mortgage on the NEA facility. In 1987, NJEA entered into an agreement with a New Jersey utility to sell approximately 250 mw per year at an initial fixed price per kwh subject to adjustments, as defined in the agreement. These power purchase agreements have initial terms with expiration dates ranging from 2011 to 2016. The majority of the Partnerships' power sales to utilities are generated through these agreements. As such, the Partnerships are directly affected by changes in the power generation industry. Substantially all of the Partnerships' accounts receivable are with these utilities. The Partnerships do not require collateral or other security to support these receivables. However, management does not believe significant credit risk exists at December 31, 2006. Restructuring of the NJEA power purchase agreement occurred in December 2003 as discussed below. Restructuring of four of the NEA power purchase agreements and termination of the remaining NEA power purchase agreement occurred in February 2005 as discussed below.

In February 2003, NJEA entered into an agreement to modify the gas index used for calculating the energy price in the power purchase agreement with a New Jersey utility that adjusted the rate on an annual basis using an agreed upon index. This agreement was terminated when the amended and restated power purchase agreement mentioned below became effective in December 2003.

In December 2003, NJEA's agreement with the New Jersey utility to amend and restate the power purchase agreement became effective. The agreement provides for, among other things, the ability to deliver electricity to the utility from sources other than NJEA's facility at NJEA's discretion. In accordance with the agreement, NJEA paid $26.2 million to the New Jersey utility through a cash contribution by NE LP. NE LP received funding through a loan to NE LP from an affiliate of NE LP which matures in June 2011. In connection with this restructuring, NJEA amended its remaining long-term gas supply agreement and terminated the long-term gas supply agreements with SEMNA and PMI in January 2004. Under the terms of the amended long-term gas supply agreement, the supplier will provide all of the fuel required to run the facility when it is operating.

NJEA also entered into two off-peak power purchase contracts with PMI and SEMNA, which were effective in January 2004, each for the purchase of up to 125 megawatts (mw) per off-peak hour at a fixed price to supply power to the New Jersey utility under the amended and restated power purchase agreement. Under the terms of these contracts, PMI and SEMNA purchased power from the wholesale market to be sold to NJEA. The pricing in the NJEA power purchase agreement with the New Jersey utility is based on a gas index; thus NJEA's purchase of off-peak power at a fixed price from PMI and SEMNA and sale to the New Jersey utility at a gas indexed price exposes NJEA to decreases in the price of natural gas. On February 28, 2005, NJEA terminated its two off-peak power purchase contracts with PMI and SEMNA. Total power purchased under these contracts, which is reported as a reduction of revenues, was $0 and $5.3 million for the years ended December 31, 2006 and 2005, respectively.

On February 28, 2005, the amended and restated power purchase agreements among NEA as seller, and Boston Edison Company (Boston Edison) and Commonwealth Electric Company (Commonwealth) as utility purchasers became effective. The amended and restated agreements provide for, among other things, NEA obtaining the right to source power from the wholesale market in addition to sourcing power from NEA's facility. Affiliates of NE LP's partners paid approximately $29.9 million to the utility purchasers in the form of loans to NE LP in the same amount due on December 31, 2005. This payment is capitalized as part of the power purchase agreement's intangible asset on the balance sheet at December 31, 2005. These loans were repaid with interest in April 2005 from funds otherwise available for NE LP partnership distributions. As a result of the amended and restated power purchase agreements, NE LP and the Partnerships adopted EITF 91-6, "Revenue Recognition of Long-Term Power Sales Contracts", which requires NE LP and the Partnerships to recognize revenue as the lesser of the amount billable under the agreement or the estimated average revenue over the term of the agreement. Consequently, NE LP and the Partnerships recognized a reduction to revenue of $14.9 million and $9.2 million for the years ended December 30, 2006 and 2005, respectively.

NEA and New England Power Company (New England Power) terminated the remaining power purchase agreement effective February 28, 2005. The terminated agreement had covered approximately 8% of NEA's output up to 25 megawatts. The termination of this power purchase agreement resulted in the recognition of a $2.4 million loss representing the current net book value of the agreement at the termination date.

For the years ended December 31, 2006, 2005 and 2004, power sale revenues from two different utilities accounted for approximately 36% and 47%, 35% and 47%, and 35% and 47%, respectively, of NE LP's and the Partnerships' total consolidated and combined revenues excluding energy bank revenues.

Both Massachusetts and New Jersey have enacted legislation designed to deregulate the production and sale of electricity. While NE LP and the Partnerships do not expect electric utility industry restructuring to result in any material adverse change to prices under the Partnerships' power purchase agreements, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain.

Energy Bank Balance - As of December 31, 2006, one of the NEA power purchase agreements continued to have an energy bank and recorded cumulative payments made by the utility in excess of avoided cost rates scheduled or specified in such agreement. Amortization of the energy bank was based on power provided under the power purchase agreement and the avoided cost rates specified in the agreement. As of December 31, 2006 and 2005, the energy bank balance was $1.5 million and $39.0 million, respectively. Amortization was $37.6 million and $43.2 million in 2006 and 2005, respectively. The energy bank balance bears interest at a rate specified in the agreement. Upon termination of the agreement, some or all of the remaining amount recorded in the energy bank was required to be repaid. The energy bank balance was partially secured by a letter of credit. In accordance with the power purchase agreement, NEA satisfied its energy bank obligations in January 2007 and the related letter of credit expired.

In December 2000, NEA exercised its option to receive a reduced energy payment for the period remaining on one of the power purchase agreements (PPA) in lieu of paying the energy bank balance existing as of that date. The power purchaser (Power Purchaser) disputed NEA's position and the matter went to arbitration with the American Arbitration Association.

On March 31, 2003, the energy bank was terminated resulting in an $11.1 million gain for NEA. In connection with the termination, a settlement of the disputes in connection with the arbitration was reached between NE LP, acting on its behalf and on behalf of NEA, and another company (Agent) acting on its behalf and on behalf of the Power Purchaser. Under the terms of the settlement, the arbitration was irrevocably dismissed and the related claims released, any energy bank obligations under the PPA were terminated, the energy bank balance of $22.2 million was eliminated, and NE LP paid approximately $11.1 million plus interest to the Agent in June 2003. The $11.1 million payment by NE LP paid on behalf of NEA was recorded as a capital contribution in the NEA and NJEA combined financial statements. As a condition to this settlement, the Agent entered into an agreement, which terminated in February 2005, where PMI purchased power from the Agent under the same terms as the Agent purchased power under the PPA, as the Power Purchaser's agent and representative.

Steam Sales Agreements and Carbon Dioxide Facility - In order for the Partnerships' facilities to maintain qualifying facility status, the facilities were required to generate five percent of the thermal energy produced for sale to unrelated third parties. In 1990, NEA entered into an amended and restated steam sales agreement with a processor and seller of carbon dioxide. The amended and restated NEA steam sales agreement extended for the same term as the carbon dioxide facility's lease, with automatic extension for any renewal period under that lease. Pursuant to the steam sales agreement, NEA sold a portion of the steam generated by the NEA facility at a price that fluctuated based on changes in the price of a specified grade of fuel oil. In conjunction with this contract, NEA constructed the carbon dioxide facility and, in 1989, entered into a 16-year agreement to lease the facility to the steam user. Base rent under the lease was $0.1 million per month, adjusted by the operating results of the facility as outlined in the lease agreement. Additionally, NEA paid the steam user $0.1 million annually for administrative services related to the operation of the carbon dioxide facility.

In October 2002, NEA terminated all agreements with the steam sales user and lessee and entered into a new operating lease and ancillary agreements with a new lessee effective January 1, 2003 through September 14, 2016. Under the terms of the operating lease agreement, the lessee operated and maintained NEA's carbon dioxide facility. Base rent under the lease was $100,000 per month during the winter months as defined in the agreement and $200,000 per month during the summer months as defined in the agreement. NEA was selling a portion of the steam at a minimum charge of $100,000 during the winter months (as defined) and $200,000 per month during the summer months (as defined). Both the base rent and base steam cost were adjusted every month by the operating results of the facility as defined in the agreement. In February 2005, NEA issued a notice of termination to the lessee.

In 1989, NJEA entered into a 20-year steam sales agreement with a steam user adjacent to the NJEA facility. Under this agreement, NJEA sold a quantity of steam at a floor price that could increase based on changes in prices of coal. This agreement automatically renewed for two consecutive five-year terms unless either party gave notice not to renew two years before the expiration of each of the prior terms.

In December 2003, in conjunction with the amended and restated power purchase agreement mentioned above, NJEA amended the steam sales agreement. Under the terms of the amendment NJEA paid a monthly fee of up to $0.4 million to the steam supplier when NJEA decided that it was not economically beneficial to operate the facility and therefore could not sell steam to the steam supplier.

In March 2004, NJEA exercised its option to terminate its steam sales contract since the NJEA facility is no longer operating as a base load facility. This resulted in the recognition of an $11.9 million loss representing the net present value of future payments to the steam offtaker. Under the terms of the termination agreement NJEA will no longer supply steam to the steam offtaker and NJEA is obligated to pay the offtaker a monthly fee of approximately $0.4 million through December 2007.

As a result of the amended and restated power purchase agreements between NEA and two Massachusetts utilities, NEA filed for and was granted EWG status and no longer operates as a QF. Therefore, NEA issued a notice of termination to the lessee of the carbon dioxide facility to terminate the operating lease, steam sales agreement and other ancillary agreements effective April 30, 2005. NEA recorded a $0.6 million loss in 2005 associated with obligations arising from termination of the operating lease.

Fuel Supply, Transportation and Storage Agreements - Natural gas is provided to the NEA and NJEA facilities primarily under long-term contracts for supply, transportation and storage. The remaining fuel requirements are provided under short-term spot arrangements. The long-term natural gas supply is provided under contracts with PSE&G, PMI and SEMNA and until October 31, 2005, also was provided under contracts with ProGas Limited of Alberta, Canada (ProGas). Various pipeline companies provide transportation of the natural gas. Gas storage agreements provide contractual arrangements for the storage of limited volumes of natural gas with third parties for future delivery to the Partnerships.

The ProGas contract commenced in 1991, and the initial 15-year term was subsequently extended an additional seven years. The maximum total volume of gas to be delivered under the ProGas contracts was approximately 48,800 MMBtu/day for NEA. The contract price, including transportation, of the ProGas supply delivered to the import point was determined with reference to a base price in 1990 and re-determined annually thereafter based on specified inflation indices. The PSE&G contract commenced in 1991 and provided for the sale and delivery to NJEA of up to 25,000 MMBtu/day of gas for a term of 20 years. The contract price of the PSE&G gas is established monthly using a contractually specified mechanism.

During 2002, NJEA entered into two new long-term gas supply agreements with PMI and SEMNA which became effective January 1, 2003. These new agreements provided the partnership with the same combined quantity of natural gas and with pricing that was more favorable to the partnership than the agreement previously in effect. Before restructuring, the prior agreement provided the partnership with approximately 37% of its fuel requirements, and approximately 18% of the total fuel requirements of the Partnerships. In December 2003, these agreements were terminated in conjunction with the amended and restated power purchase agreement mentioned above.

In March 2003, NEA bifurcated a fuel supply contract with one of its suppliers who provided approximately 75% of NEA's daily fuel requirements to manage the variable and fixed price volumes separately. In July 2003, NEA entered into two agreements with this supplier to terminate the variable price agreement that provided for the purchase of 13,399 MMBtu/day (Termination Agreement) and to partially terminate the fixed price agreement that provided for the purchase of 35,418 MMBtu/day (Partial Termination Agreement). These agreements were executed to hedge the Partnerships' exposure to natural gas prices in anticipation of other contract restructurings.

On August 31, 2003, the Termination Agreement became effective resulting in removal of a $39.2 million liability representing the unamortized deferred credit as of the termination date and a $15.2 million gain for NEA. In conjunction with this termination, NEA was to pay a termination fee of $24.0 million, of which $12.0 million was paid by the NE LP partners and recorded by NE LP and NEA as a capital contribution. Promissory notes were issued by the NE LP partners for the remaining $12.0 million which was also recorded as a capital contribution by NE LP and NEA. The notes bore interest at a rate of 6% per annum and were paid in full in January 2004.

NEA entered into two replacement long-term gas supply agreements with PMI and SEMNA which became effective September 1, 2003. These two contracts provided NEA with the same combined quantity of natural gas and with pricing that was expected to be more favorable over the term of the agreements.

In connection with the amended and restated power purchase agreement mentioned above, in December 2003, NJEA amended its long-term gas supply agreement with PSE&G. Under the terms of the amended agreement, PSE&G will provide all of the fuel required to operate the facility when NJEA decides it is economically beneficial to do so. NJEA is required to pay a monthly fee of $200,000 to PSE&G regardless of whether fuel is purchased during the month.

In January 2004, NEA's Partial Termination Agreement became effective. Under the terms of the agreement, the fuel supplier supplied 12,507 MMBtu/day or approximately 21% of NEA's daily fuel requirements, at a fixed price. The reduction in NEA's volume of fixed price gas exposes NEA to increases in the price of natural gas. When combined, NJEA's and NEA's exposures to changes in natural gas prices were minimal. The partial termination resulted in the fuel supplier paying the partnership $5.0 million, the removal of a $108.1 million liability representing the unamortized deferred credit as of the termination date, the addition of $2.0 million asset representing the value of the remaining contract, and recognition of a $115.1 million gain.

On March 2, 2005, the gas purchase and supply agreement between NEA and ProGas was terminated by agreement (NEA Termination Agreement). Under the terms of the NEA Termination Agreement, NEA continued to purchase 12,507 MMbtu/day through October 31, 2005 at a fixed price and the fuel supplier paid NEA $25.0 million on November 1, 2005. NEA recognized a $22.5 million gain associated with this termination on the effective date.

To replace the remaining fuel requirements, NEA entered into two additional replacement long-term gas supply agreements with PMI and SEMNA which became effective in January 2004 and provided the partnership with gas indexed pricing. Fuel purchased under agreements between NEA and PMI and SEMNA was $161.0 million, $190.2 million and $81.1 million for the years ended December 31, 2006, 2005 and 2004, respectively, and are included on the Consolidated and Combined Statements of Operations in fuel expense.

On February 28, 2005, NEA terminated its long-term gas supply agreements with PMI and SEMNA, which had been effective since September 2003 and January 2004, and replaced them with two long-term gas supply agreements with PMI and SEMNA effective March 31, 2005 that will enable NEA to purchase sufficient fuel for production.

ESI Northeast Fuel, an indirect wholly-owned subsidiary of FPL Energy, is the fuel manager for the Partnerships and provides fuel management and administrative services by contracting with PMI. On February 28, 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements.

All of the Partnerships' long-term contractual arrangements call for monthly demand charge payments and are included on the Consolidated and Combined Statements of Operations in fuel expense. These demand charge payments reserve certain pipeline transportation capacity and are made regardless of the Partnerships' specified fuel requirements in any month and regardless of whether the Partnerships utilize the capacity reserved. These demand charges totaled approximately $12.6 million, $18.0 million and $20.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. Total payments under such contracts were approximately $20.0 million, $30.5 million and $130.3 million in 2006, 2005 and 2004, respectively, inclusive of demand charges. Total charges under the contract with PSE&G, including transportation costs, during 2006, 2005 and 2004, were approximately $27.7 million, $44.9 million and $25.8 million, respectively. NEA's facility also has the capability to burn No. 2 fuel oil which is stored on site for contingency supply.

4. Loans Payable

Funding Corp. - The proceeds from the Funding Corp.'s secured notes (Funding Corp. Securities) were used to make loans to the Partnerships, and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. The Funding Corp., and, thus, the Partnerships, have borrowings outstanding as follows:

	December 31,

	2006	2005

	(in thousands)
9.32% Senior Secured Bonds Due 2007, Series A	$80,342	$106,662
9.77% Senior Secured Bonds Due 2010, Series A	171,640	171,640

Total long-term debt	251,982	278,302
Less current maturities	80,342	52,641

Long-term debt, excluding current maturities	$171,640	$225,661

Interest on the Funding Corp. Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semi-annually in amounts stipulated in the trust indenture. Current maturities of the Funding Corp. Securities at December 31, 2006 include the December 30, 2006 principal repayment of $26.3 million, in addition to accrued interest payable of $12.1 million, which under the terms of the trust indenture was paid on January 2, 2007. As of December 31, 2006, future principal payments (in thousands) are as follows:

Year ending December 31:
2007	$80,342
2008	51,801
2009	54,616
2010	65,223

Total	$251,982

The Funding Corp. Securities are not subject to optional redemption but are subject to mandatory redemption in certain limited circumstances involving the occurrence of an event of loss, as defined in the trust indenture, for which the Partnerships fail to or are unable to restore a facility.

The Funding Corp. Securities are unconditionally guaranteed, jointly and severally, by the Partnerships and are secured by a lien on, and a security interest in, substantially all of the assets of the Partnerships. The Partnerships are jointly and severally required to make scheduled payments to Funding Corp. on the notes on dates and in amounts identical to the scheduled payments of principal and interest on the Funding Corp. Securities. The Funding Corp. Securities, the guarantees thereon provided by the Partnerships and the Partnerships' notes are nonrecourse to the partners and are payable solely from the collateral pledged as security.

The trust indenture governing the Funding Corp. Securities contains certain restrictions on certain activities of the Partnerships, including incurring additional indebtedness or liens, distributions to the partners, the cancellation of power sale and fuel supply agreements and the execution of mergers, consolidations and sales of assets.

The more significant restrictions on distributions require funding of all current operating expenses, major overhaul reserves, debt service requirements, and sustaining a minimum debt service coverage ratio. Distributions also may be restricted by defined percentages in the trust indenture if minimum debt service coverage ratios are not met.

Acquisition Corp. - During 1998, the Acquisition Corp. issued $220 million of 7.99% Secured Bonds Due 2011, Series B (Acquisition Corp. Securities) for the purpose of reimbursing certain partners of NE LP for a portion of the $545 million in equity contributions used to acquire the Partnerships. The proceeds from the Acquisition Corp. Securities were loaned to NE LP and evidenced by a promissory note. Interest on the Acquisition Corp. Securities is payable semi-annually on each June 30 and December 30. Principal repayments are made semi-annually in amounts stipulated in the trust indenture.

The Acquisition Corp. Securities are subject to optional redemption after June 30, 2008 at the redemption prices set forth in the trust indenture and are subject to extraordinary mandatory redemption at a redemption price of 100% of the principal amount thereof in certain limited circumstances as defined in the trust indenture.

The Acquisition Corp. Securities are unconditionally guaranteed by NE LP and are payable solely from payments to be made by NE LP under the promissory note. NE LP's obligations to make payments under the promissory note are nonrecourse to the direct and indirect owners of NE LP. Payments with respect to the NE LP promissory note and, therefore, in respect of the Acquisition Corp. Securities are effectively subordinated to payment of all indebtedness and other liabilities and commitments of the Partnerships, including the guarantee by the Partnerships of their indebtedness. Repayment of the Acquisition Corp. Securities is guaranteed by all interests in the Partnerships. The Acquisition Corp. Securities rank senior to all subordinated indebtedness and rank evenly with all senior indebtedness that the Acquisition Corp. incurs in the future.

Affiliate Debt - In December 2003, an affiliate of NE LP issued a $26.2 million note to NE LP to fund the payment to the New Jersey utility in accordance with NJEA's amended and restated power purchase agreement. NJEA paid the New Jersey utility $26.2 million through a cash contribution from NE LP. The loan has an interest rate of 8.46% and is due in June 2011 with principal and interest payments due semi-annually beginning in June 2004. Interest expense was $1.7 million, $1.9 million and $2.1 million in 2006, 2005 and 2004, respectively.

On February 28, 2005, affiliates of NE LP's partners issued notes totaling $29.9 million to NE LP to fund the payment to the Massachusetts utility in accordance with NEA's amended and restated power purchase agreement. NEA received a noncash contribution of $29.9 million from NE LP related to the costs associated with the execution of the amended and restated power purchase agreement. These loans were repaid with interest on April 1, 2005. Interest expense on these loans was $0.1 million in 2005.

Current maturities of the Acquisition Corp. Securities at December 31, 2006 include the December 30, 2006 principal repayment of $6.6 million, in addition to accrued interest payable of $7.1 million, which under the terms of the trust indenture was paid on January 2, 2007. As of December 31, 2006, future principal payments (in thousands) by NE LP are as follows:

	Acquisition Corp. Securities	Note to Affiliate	Total

Year ending December 31:
2007	$28,600	$3,375	$31,975
2008	22,000	3,661	25,661
2009	26,400	3,971	30,371
2010	35,200	4,307	39,507
2011	66,000	2,288	68,288

Total	178,200	17,602	$195,802

Current portion	28,600	3,375

Long term portion	$149,600	$14,227

5. Related Party Information

Administrative Services Agreement - NE LP and an entity related to FPL Energy have entered into an administrative services agreement that provides for management and administrative services to the Partnerships. The agreement, which expires in 2018, provides for fees of a minimum of $0.6 million per year, subject to certain adjustments, and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2006, 2005 and 2004, the Partnerships incurred $0.8 million, $0.7 million and $0.7 million, respectively, in fees and reimbursed costs and expenses under the agreement.

O&M Agreements - NE LP and an entity related to FPL Energy have entered into O&M agreements that provide for the operations and maintenance of the Partnerships. The agreements expire in 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The agreements provide for fees of a minimum of $0.8 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2006, 2005 and 2004, the Partnerships incurred $1.8 million, $1.8 million and $1.7 million, respectively, in fees and reimbursed costs and expenses under the agreements.

Fuel Management Agreements - NE LP has entered into fuel management agreements with an entity related to FPL Energy that provide for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The agreements, which expire in 2023, provide for fees of a minimum of $0.5 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the years ended December 31, 2006, 2005 and 2004, the Partnerships incurred $1.2 million, $1.1 million and $1.0 million, respectively, in fees and reimbursed costs and expenses under the agreements.

On February 28, 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements. This agreement provides for fees for all natural gas purchased and sold, whether physical or financial, and resulting from the purchase and sale of power, to compensate PMI for its costs of credit. Fees under the agreement were $1.1 million and $0.7 million for the periods ending December 31, 2006 and 2005, respectively.

Power Sales - From time to time, PMI will purchase excess power produced or acquired from the wholesale market by the Partnerships and resell the power to the marketplace. These purchases totaled $61.6 million, $66.5 million and $2.7 million in 2006, 2005 and 2004, respectively.

Fuel Contracts - As discussed in Note 3, in 2004 and 2003 NE LP entered into long-term gas supply agreements with PMI and SEMNA, respectively. These agreements became effective in 2004 and 2003 and provided the Partnerships with the same combined quantity of natural gas that was being received under the agreements previously in effect. On March 31, 2005, NEA entered into two replacement long-term gas supply agreements with PMI and SEMNA that will enable NEA to purchase sufficient fuel for production. Fuel purchased under these agreements were $161.0 million, $190.2 million and $81.1 million in 2006, 2005 and 2004, respectively.

Power Purchase Agreements - As discussed in Note 3, in January 2004 NJEA entered into two off-peak power purchase contracts with an entity related to FPL Energy and an entity related to SUEZ. These contracts were terminated on February 28, 2005.

O&M of the Cogeneration Facilities - An entity related to FPL Energy provides O&M services for the Partnerships. The Partnerships incurred $14.9 million, $14.1 million and $13.6 million for O&M expense for the years ended December 31, 2006, 2005 and 2004, respectively, of which $4.2 million, $4.0 million and $4.0 million, respectively, represented salaries reimbursed to the O&M provider.

The Partnerships pay a management fee to NE LP in an amount equal to the fees under the administrative services, O&M and fuel management agreements mentioned above.
Accrued expenses under the administrative services, O&M and fuel management agreements were $0.5 million and $0.4 million at December 31, 2006 and 2005, respectively.

Affiliate Debt - In December 2003, NE LP borrowed approximately $26.2 million from Northern Cross Investments, Inc., an affiliate of one of the partners of NE LP, to fund the payment to a New Jersey utility in accordance with NJEA's amended and restated power purchase agreement. The loan, which is junior and subordinated to the Acquisition Corp. Securities, has an interest rate of 8.46% and is due in June 2011 with principal and interest payments due semi-annually on June 30 and December 31 of each year. Interest expense was $1.7 million, $1.9 million and $2.1 million in 2006, 2005 and 2004, respectively.

On February 28, 2005, NE LP borrowed approximately $14.95 million from SUEZ Power and approximately $14.95 million from FPL Energy, for a total of approximately $29.9 million. The proceeds were used to fund payments to utility purchasers in accordance with NEA's amended and restated power purchase agreements. The loans, which were junior and subordinated to the Acquisition Corp. securities, had an interest rate based on a one-month London interbank offered rate plus 150 basis points, calculated monthly, and principal and interest were due on December 31, 2005. NE LP's payment obligations under the notes were limited to amounts distributed to it by NJEA and NEA or as contemplated by the Acquisition Corp. bond indenture, and subject to restrictions under that indenture. These loans were repaid with interest in April 2005. Interest expense was $0.1 million in 2005.

The proceeds from the Funding Corp.'s secured notes were used to make loans to the Partnerships, and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. secured notes. Interest expense was $25.5 million, $29.9 million and $32.9 million in 2006, 2005 and 2004, respectively.

The proceeds from the Acquisition Corp. Securities were loaned to NE LP and evidenced by a promissory note. Interest expense was $14.5 million, $15.3 million and $16.0 million in 2006, 2005 and 2004, respectively.

6. Financial Instruments
The Partnerships have made use of derivative financial instruments to hedge their exposure to fluctuations in both interest rates and the price of natural gas.

The prices received by the Partnerships for power sales under their long-term contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas. To manage the price risk associated with purchases of natural gas, the Partnerships may, from time to time, enter into certain transactions either through public exchanges or by means of over-the-counter transactions with specific counterparties. The Partnerships manage their risk associated with purchases of natural gas through the use of natural gas swap agreements and options. The swap agreements require the Partnerships to pay a fixed price (absolutely or within a specified range) in return for a variable price on specified notional quantities of natural gas. The options consist of purchase call options to establish a maximum price for natural gas, and written call and put options were executed to offset the cost of the purchase call options. The Partnerships had no swaps, calls or put options in 2006. The contract amount of these agreements was zero MMBtu at each of December 31, 2006, 2005 and 2004. In order to manage the fixed price exposure of natural gas prices in 2003, the Partnerships entered into a costless collar in the fall of 2002, which expired in 2004, for 30,000 MMBtu with a floor of $3.60 per MMBtu and a ceiling at a corresponding price. The net gain reflected as a reduction in fuel costs resulting from the gas swap agreements and options was $0.6 million for the year ended December 31, 2004.

In an effort to optimize the value of the gas storage assets, NEA typically purchases gas on the open market during the summer months when prices are generally lower and stores this gas in inventory. The Partnerships have entered into certain forward gas sales contracts which meet the definition of a derivative under FAS 133 to hedge the exposure of price movement on the storage gas until the gas is withdrawn from storage and sold physically. NE LP and the Partnerships recorded a current derivative asset of $4.6 million at December 31, 2006, related to these contracts.

Unrealized mark-to-market gains on derivative transactions were $6.1 million for the year ended December 31, 2006. The current portion of the derivative asset is $4.6 million at December 31, 2006 and is included in the combined and consolidated balance sheets under other prepaid expenses and other current assets. There was not a non-current component of the derivative asset at December 31, 2006. Unrealized mark-to-market losses on derivative transactions were $1.4 million for the year ended December 31, 2005. The current portion of the derivative liability was $1.4 million at December 31, 2005 and is included in the combined and consolidated balance sheets under other accrued expenses. There was not a non-current component of the derivative liability at December 31, 2005. Unrealized mark-to-market gains on derivative transactions were $40.4 million for the year ended December 31, 2004.

The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	December 31,

	2006		2005

	Carrying Amount(b)	Estimated Fair Value(c)	Carrying Amount(b)	Estimated Fair Value(c)

	(Thousands of Dollars)
Long-term debt, including current maturities, of NE LP/Acquisition Corp. (a)	$195,802	$202,039	$205,514	$212,906
Long-term debt, including current maturities, of Partnerships/Funding Corp.	$251,982	$261,999	$278,302	$294,727

(a)	Includes affiliate note for NE LP and Acquisition Corp. bonds.
(b)

Based on the book value of the Acquisition Corp. bonds ($178,200 and $184,800) and the affiliate note ($17,602 and $20,714) as of December 31, 2006 and 2005, respectively. Based on the book value of the Funding Corp. bonds as of December 31, 2006 and 2005, respectively.

(c)

Based on the bid price of the Acquisition Corp. bonds ($184,437 and $192,192) and the book value of the affiliate note ($17,602 and $20,714) as of December 31, 2006 and 2005, respectively. Based on the bid price of the Funding Corp. bonds as of December 31, 2006 and 2005, respectively.

7. Commitments and Contingencies

Loan Collateral - The NEA power purchase agreements are also secured by a second mortgage on the NEA cogeneration facilities. In addition, on March 22, 2005, a letter of credit for loan collateral was renewed with a face amount of $28.5 million. As of March 9, 2007, this letter of credit is $28.4 million and expires on December 31, 2010 and can be drawn upon in multiple drawings in the event that insufficient funds are available in the Partnership trust accounts to pay bond interest and principal.

Contracts - NEA has entered into several long-term gas sales contracts. NEA is committed to sell approximately 1.5 million MMBtu of gas annually through 2011.

A guaranty was made by a subsidiary of FPL Group in favor of the trustee under the indenture relating to the Acquisition Corp. Securities. The guarantor unconditionally and irrevocably guarantees the payment of an amount equal to 50% of the debt service reserve requirement with respect to the Acquisition Corp. Securities. The guaranty expired on December 31, 2005. However, it has been automatically extended, and will be automatically extended, for successive one-year periods unless the guarantor gives notice that it will not renew. Pursuant to a reimbursement agreement, NE LP has agreed to repay any amounts paid under such guaranty.

Operating Lease - NEA entered into a 26-year operating lease in 1986 for a parcel of land. The lease may be extended for another 25 years at the option of NEA at a base rent to be agreed upon by the parties at the time of the extension. Lease payments (in thousands) under this non-cancelable operating lease through 2012 are as follows:

Year ending December 31:
2007	$297
2008	309
2009	321
2010	333
2011	345
Thereafter	87

Total	$1,692

Lease expense under this agreement is recognized on a straight line levelized basis of approximately $0.2 million annually over the lease term.
8. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information for 2006 and 2005 is as follows:

	March 31 (a)		June 30 (a)	September 30 (a)	December 31 (a)

	(Thousands of Dollars)
NE LP:
2006

Operating revenues(b)	$87,226		$81,030	$109,991	$80,568
Operating income(b)	$66,420		$41,635	$56,059	$46,119
Net income(b)	$54,886		$30,450	$45,780	$36,042

2005

Operating revenues(b)	$55,870		$82,970	$114,826	$101,583
Operating income(b)	$30,764	(c)	$36,625	$49,080	$69,029
Net income(b)	$16,551	(c)	$23,193	$36,495	$56,751

The Partnerships:
2006

Operating revenues(b)	$87,226		$81,030	$109,991	$80,568
Operating income(b)	$66,427		$41,635	$56,059	$46,119
Net income(b)	$59,127		$34,673	$49,903	$40,106

2005

Operating revenues(b)	$55,858		$82,970	$114,826	$101,584
Operating income(b)	$30,752	(c)	$36,631	$49,080	$69,031
Net income(b)	$21,137	(c)	$27,667	$40,868	$61,111

(a)

In the opinion of NE LP and the Partnerships, all adjustments, which consist of normal recurring accruals necessary to present a fair statement of the amounts shown for such periods have been made. Results of operations for an interim period may not give a true indication of results for the year. Amounts have been adjusted to reflect the retrospective application of a FASB staff position related to planned major maintenance activities. Such adjustments were not material to the quarters presented.

(b)			The sum of the quarterly amounts may not equal the total for the year due to rounding.
(c)			Includes gain on restructuring of contracts.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ESI TRACTEBEL FUNDING CORP.:

We have audited the accompanying balance sheets of ESI Tractebel Funding Corp. (the "Company") as of December 31, 2006 and 2005, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ESI Tractebel Funding Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP Certified Public Accountants West Palm Beach, Florida March 27, 2007

ESI TRACTEBEL FUNDING CORP. BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2006	2005

ASSETS
Current assets:
Cash	$1	$1
Interest receivable from the Partnerships	12,129	-
Current portion of notes receivable from the Partnerships	80,342	52,641

Total current assets	92,472	52,642

Notes receivable from the Partnerships	171,640	225,661

TOTAL ASSETS	$264,112	$278,303

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$80,342	$52,641
Accrued interest payable	12,129	-

Total current liabilities	92,471	52,641

Debt securities payable	171,640	225,661

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$264,112	$278,303

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP. STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2006	2005	2004

Interest income - affiliate	$25,484	$29,880	$32,933
Interest expense	(25,484)	(29,880)	(32,933)

NET INCOME	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP. STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$-	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Other - net	-	-	-

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received from the Partnerships	26,320	45,348	28,564

Net cash provided by investing activities	26,320	45,348	28,564

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(26,320)	(45,348)	(28,564)

Net cash used in financing activities	(26,320)	(45,348)	(28,564)

Net change in cash	-	-	-
Cash at beginning of period	1	1	1

Cash at end of period	$1	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$13,355	$29,880	$32,933

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP. NOTES TO FINANCIAL STATEMENTS Years Ended December 31, 2006, 2005 and 2004

1. Nature of Business

ESI Tractebel Funding Corp. (Funding Corp.) is a Delaware corporation established in 1994 as a special purpose funding corporation for the purpose of issuing the securities described in Note 3. The Funding Corp. acts as the agent of Northeast Energy Associates, a limited partnership, and North Jersey Energy Associates, a limited partnership (combined, the Partnerships) with respect to the securities and holds itself out as the agent of the Partnerships in all dealings with third parties relating to the securities. The Partnerships, owners of electric power generation stations in the northeastern United States, are owned indirectly by subsidiaries of ESI Energy, LLC (ESI Energy) and SUEZ Energy Generation North America, Inc. (SUEZ Power) and, thus, are related parties to the Funding Corp.

2. Summary of Significant Accounting Policies

The Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits, but does not require, entities to account for financial instruments at fair value. The standard does not extend to non-financial instruments. The Funding Corp. will be required to adopt FAS 159 on January 1, 2008. The Funding Corp. is currently evaluating the impact of FAS 159.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. The Securities

The Funding Corp. previously issued secured notes (Securities), the proceeds from which were used to make loans to the Partnerships, and notes payable of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. Borrowings, evidenced by the Securities, outstanding are as follows:

	December 31,

	2006	2005

	(in thousands)
9.32% Senior Secured Bonds Due 2007, Series A	$80,342	$106,662
9.77% Senior Secured Bonds Due 2010, Series A	171,640	171,640

Total long-term debt	251,982	278,302
Less current maturities	80,342	52,641

Long-term debt, excluding current maturities	$171,640	$225,661

Interest on the Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semiannually in amounts stipulated in the trust indenture. Current maturities of the Funding Corp. Securities at December 31, 2006 include the December 30, 2006 principal repayment of $26.3 million, in addition to accrued interest payable of $12.1 million, which under the terms of the trust indenture was paid on January 2, 2007. As of December 31, 2006, future principal payments (in thousands) are as follows:

Year ending December 31:
2007	$80,342
2008	51,801
2009	54,616
2010	65,223

Total	$251,982

The Securities are not subject to optional redemption but are subject to mandatory redemption in certain limited circumstances involving the occurrence of an event of loss, as defined in the trust indenture, for which the Partnerships fail to or are unable to restore a facility.

The Securities are unconditionally guaranteed, jointly and severally, by the Partnerships and are secured by a lien on, and a security interest in, substantially all of the assets of the Partnerships. The Partnerships are jointly and severally required to make scheduled payments to Funding Corp. on the notes on dates and in amounts identical to the scheduled payments of principal and interest on the Securities. The Securities, the guarantees thereon provided by the Partnerships and the Partnerships' notes are nonrecourse to the partners and are payable solely from the collateral pledged as security.

The trust indenture governing the Securities contains certain restrictions on certain activities of the Partnerships, including the incurrence of additional indebtedness or liens, distributions to the partners, the cancellation of power sale and fuel supply agreements, the use of proceeds from the issuance of the Securities and the execution of mergers, consolidations and sales of assets.

4. Financial Instruments

The estimated fair value of each of the Securities and the notes receivable from the Partnerships at December 31, 2006 and 2005 was approximately $262 million and $295 million, respectively. The estimate of the fair value has been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

5. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information for 2006 and 2005 is as follows:

	March 31 (a)	June 30 (a)	September 30 (a)	December 31 (a)

(Thousands of Dollars)
2006

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$-	$-	$-	$-

2005

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$-	$-	$-	$-

(a)

In the opinion of Funding Corp., all adjustments, which consist of only normal recurring accruals necessary to present a fair statement of the amounts shown for such period have been made. Results of operations for an interim period may not give a true indication of results for the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ESI TRACTEBEL ACQUISITION CORP.:

We have audited the accompanying balance sheets of ESI Tractebel Acquisition Corp. (the "Company") as of December 31, 2006 and 2005, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of ESI Tractebel Acquisition Corp. as of December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP Certified Public Accountants West Palm Beach, Florida March 27, 2007

ESI TRACTEBEL ACQUISITION CORP. BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2006	2005

ASSETS
Current assets:
Interest receivable from NE LP	$7,119	$-
Current portion of note receivable from NE LP	28,600	13,200

Total current assets	35,719	13,200

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	149,600	171,600

Total non-current assets	149,752	171,752

TOTAL ASSETS	$185,471	$184,952

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$40	$36
Accrued interest payable	7,119	-
Current portion of debt securities payable	28,600	13,200

Total current liabilities	35,759	13,236

Non-current liabilities:
Debt securities payable	149,600	171,600
Other	36	47

Total non-current liabilities	149,636	171,647

TOTAL LIABILITIES	185,395	184,883

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued	-	-
Retained earnings	76	69

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$185,471	$184,952

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2006	2005	2004

Interest income - affiliate	$14,502	$15,293	$15,996
Interest expense	(14,490)	(15,281)	(15,983)

Income before income taxes	12	12	13
Income tax expense	(5)	(5)	(4)

NET INCOME	$7	$7	$9

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2006	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7	$7	$9
Adjustments to reconcile net income to net cash provided by operating activities:
Other - amortization of deferred gain resulting from hedge	(7)	(7)	(9)

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received from NE LP	6,600	8,800	8,800

Net cash provided by investing activities	6,600	8,800	8,800

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(6,600)	(8,800)	(8,800)

Net cash used in financing activities	(6,600)	(8,800)	(8,800)

Net change in cash	-	-	-
Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,371	$15,293	$15,996

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. STATEMENTS OF STOCKHOLDERS' EQUITY Years Ended December 31, 2006, 2005 and 2004 (Thousands of Dollars)

	Common Stock	Retained Earnings	Stock- holders' Equity

Balances, December 31, 2003	$-	$53	$53
Net income	-	9	9

Balances, December 31, 2004	-	62	62
Net income	-	7	7

Balances, December 31, 2005	-	69	69
Net income	-	7	7

Balances, December 31, 2006	$-	$76	$76

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS Years Ended December 31, 2006, 2005 and 2004

1. Nature of Business

ESI Tractebel Acquisition Corp. (Acquisition Corp.) is a Delaware corporation established on January 12, 1998 as a special purpose funding corporation for the purpose of issuing the securities described in Note 3. The Acquisition Corp.'s common stock is jointly owned by a subsidiary of ESI Energy, LLC (ESI Energy) and by SUEZ Energy Generation North America, Inc. (SUEZ Power). The Acquisition Corp. acts as the agent of Northeast Energy, LP (NE LP) with respect to the securities and holds itself out as the agent of NE LP in all dealings with third parties relating to the securities. NE LP is a Delaware limited partnership that was established on November 21, 1997 for the purpose of acquiring ownership interests in two electric power generation stations in the northeastern United States (the Partnerships). NE LP is also owned by subsidiaries of ESI Energy and SUEZ Power.

2. Summary of Significant Accounting Policies

The Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits, but does not require, entities to account for financial instruments at fair value. The standard does not extend to non-financial instruments. The Acquisition Corp. will be required to adopt FAS 159 on January 1, 2008. The Acquisition Corp. is currently evaluating the impact of FAS 159.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. The Securities

On February 12, 1998, the Acquisition Corp. issued $220 million of 7.99% Secured Bonds Due 2011, Series B (Securities). The proceeds from the Securities were loaned to NE LP, evidenced by a promissory note, for the purpose of reimbursing certain partners of NE LP for a portion of the $545 million in equity contributions used to acquire the Partnerships. The Securities are unconditionally guaranteed by NE LP. Borrowings outstanding at December 31, 2006 and 2005 were $178.2 million and $184.8 million, respectively, including current maturities of $28.6 million and $13.2 million, respectively.

Interest on the Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semi-annually in amounts stipulated in the trust indenture. Current maturities of the Acquisition Corp. Securities at December 31, 2006 include the December 30, 2006 principal repayment of $6.6 million and accrued interest payable of $7.1 million, which under the terms of the trust indenture was paid on January 2, 2007. As of December 31, 2006, future principal payments (in thousands) are as follows:

Year ending December 31:
2007	$28,600
2008	22,000
2009	26,400
2010	35,200
2011	66,000

Total long-term debt	178,200
Less current maturities	28,600

Long-term debt, excluding current maturities	$149,600

The Securities are subject to optional redemption after June 30, 2008 at the redemption prices set forth in the trust indenture and are subject to extraordinary mandatory redemption at a redemption price of 100% of the principal amount thereof in certain limited circumstances as defined in the trust indenture.

The Securities are unconditionally guaranteed by NE LP and are payable solely from payments to be made by NE LP under the promissory note and bond guaranty. NE LP's obligations to make payments under the promissory note are nonrecourse to the direct and indirect owners of NE LP. Payments with respect to the promissory note and, therefore, in respect of the Securities are effectively subordinated to payment of all indebtedness and other liabilities and commitments of the Partnerships, including the guarantee by the Partnerships of their indebtedness. Repayment of the Securities is guaranteed by all interests in the Partnerships. The Securities rank senior to all subordinated indebtedness and rank evenly with all senior indebtedness that the Acquisition Corp. incurs in the future.

4. Financial Instruments

The estimated fair value of each of the Securities and the note receivable from NE LP at December 31, 2006 and 2005 was approximately $184 million and approximately $192 million, respectively. The estimate of the fair value has been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

5. Income Taxes

The Acquisition Corp. acts as the agent of NE LP with respect to the Securities and holds itself out as the agent of NE LP in all dealings with third parties relating to the Securities. Accordingly, as a result of the agency relationship, all tax activity of the Acquisition Corp. for federal and state income tax purposes represents amounts due to NE LP.

6. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information for 2006 and 2005 is as follows:

	March 31 (a)	June 30 (a)	September 30 (a)	December 31 (a)

(Thousands of Dollars)
2006

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$2	$1	$2	$2

2005

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$2	$1	$2	$2

(a)

In the opinion of Acquisition Corp., all adjustments, which consist of only normal recurring accruals necessary to present a fair statement of the amounts shown for such period have been made. Results of operations for an interim period may not give a true indication of results for the year.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Disclosure Controls and Procedures

The Acquisition Corp. and NE LP maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Acquisition Corp.'s and NE LP's Exchange Act reports is recorded, processed, summarized and reported within the timelines specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and chief financial officer of the Acquisition Corp. and NE LP or their equivalent (Principal Officers), as appropriate, to allow timely decisions regarding required disclosure. The Acquisition Corp. and NE LP have a Disclosure Committee, which is made up of several key management employees and reports directly to the Principal Officers of each of the Acquisition Corp. and NE LP, to monitor and evaluate these disclosure controls and procedures. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the Acquisition Corp. and NE LP cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

As of December 31, 2006, the Acquisition Corp. and NE LP had performed an evaluation, under the supervision and with the participation of its management, including the Principal Officers, of the effectiveness of the design and operation of the Acquisition Corp. and NE LP disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, (1) the Principal Officers of NE LP concluded that NE LP's disclosure controls and procedures were effective, as of that date, in timely alerting them to material information relating to NE LP required to be included in NE LP's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in NE LP's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Principal Officers, to allow timely decisions regarding required disclosure, and (2) in light of the fact that certain reports on Form 8-K had not been timely filed by the Acquisition Corp. as of that date, as discussed in Item 9B, the Principal Officers of the Acquisition Corp. concluded that the Acquisition Corp.'s disclosure controls and procedures were not effective, as of that date, in timely alerting them to material information relating to the Acquisition Corp. required to be included in the Acquisition Corp.'s reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the Acquisition Corp.'s reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Principal Officers, to allow timely decisions regarding required disclosure The Acquisition Corp.'s management has directed that steps be taken to enhance the understanding and implementation of the Acquisition Corp.'s disclosure controls and procedures.

Internal Control Over Financial Reporting
(a) Management's Report on Internal Control Over Financial Reporting - Not applicable to the registrants.
(b) Attestation Report of the Independent Registered Public Accounting Firm - Not applicable to the registrants.
(c) Changes in Internal Controls

The Acquisition Corp. and NE LP are continuously seeking to improve the efficiency and effectiveness of their operations and of their internal controls. This results in refinements to processes. However, there has been no change in the Acquisition Corp.'s and NE LP's internal control over financial reporting that occurred during the Acquisition Corp.'s and NE LP's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Acquisition Corp.'s and NE LP's internal control over financial reporting.

Item 9B. Other Information
On March 23, 2006, Werner E. Schattner announced his resignation from the Board of Directors of each of the Acquisition Corp. and the Funding Corp., effective immediately.

On March 23, 2006, Paul J. Cavicchi was appointed a director of each of the Acquisition Corp. and the Funding Corp. As of the same date, he was also appointed a director of SUEZ GP and SUEZ LP. SUEZ GP, a general partner of NE LP, and SUEZ LP, a limited partner of NE LP, are indirect wholly-owned subsidiaries of SUEZ Power, a Delaware corporation, which is an indirect wholly-owned subsidiary of SUEZ, which is an indirect wholly-owned subsidiary of SUEZ, S.A. Certain relationships and certain related person transactions between the registrants, NEA and NJEA, on the one hand, and affiliates of SUEZ, on the other hand, are described in Item 13. On November 7, 2006, Mr. Cavicchi announced his resignation from the Board of Directors of each of the Acquisition Corp. and the Funding Corp., effective immediately.

On November 7, 2006, Herman Schopman was appointed a director of each of the Acquisition Corp. and the Funding Corp. As of the same date, he was also appointed a director of SUEZ GP and SUEZ LP. Certain relationships and certain related person transactions between the registrants, NEA and NJEA, on the one hand, and affiliates of SUEZ, on the other hand, are described in Item 13.

PART III
Item 10. Directors and Executive Officers and Corporate Governance
Neither the NE LP nor the Partnerships has a Board of Directors.
Management Committee of NE LP and the Partnerships

Timothy A. Oliver. Mr. Oliver, 34, is senior associate business manager of FPL Energy. Prior to being named to that position in September 2006, he was a principal financial analyst of FPL Energy. He was appointed to the NE LP Management Committee by ESI GP in September 2006.

Eric M. Heggeseth. Mr. Heggeseth, 54, is senior vice president of SUEZ Power. He was appointed to the NE LP Management Committee by SUEZ GP in March 1998.

T. J. Tuscai. Mr. Tuscai, 38, is senior vice president of FPL Energy, a position he has held since December 2006. Mr. Tuscai was president of FPL Fibernet, LLC (an indirect subsidiary of FPL Group that leases wholesale fiber-optic network capacity and dark fiber), and served in that position from May 2004 until November 2005. From November 2005 to December 2006, Mr. Tuscai was president of Gexa Energy, LP, a subsidiary of FPL Energy that provides retail electric services. From September 2003 to May 2004, Mr. Tuscai was vice president of global accounts for General Electric Capital Corporation (GE Capital), a financial services corporation, where his primary responsibility was for delivering innovative customer solutions for Fortune 100 companies by combining the value proposition from all General Electric Company businesses. From January 2002 to September 2003, Mr. Tuscai was general manager, TLS Commercial Vehicles (a division of GE Capital) where his primary responsibility was for the overall direction and profitability for one of the UK's largest commercial vehicle fleets. He held a number of other senior management positions at GE Capital including general manager of several European businesses. He was appointed to the NE LP Management Committee by ESI GP in January 2007.

John K. LeDoux. Mr. LeDoux, 49, is vice president - business control for SUEZ, a position he has held since May 2002. Prior to that, he held a variety of finance positions at Texaco, Inc. since 1981. Mr. LeDoux was appointed to the NE LP Management Committee by SUEZ GP in September 2006.

Directors of the Funding Corp. and the Acquisition Corp.

T. J. Tuscai. Mr. Tuscai, 38, is senior vice president of FPL Energy, a position he has held since December 2006. Mr. Tuscai was president of FPL Fibernet, LLC (an indirect subsidiary of FPL Group that leases wholesale fiber-optic network capacity and dark fiber), and served in that position from May 2004 until November 2005. From November 2005 to December 2006, Mr. Tuscai was president of Gexa Energy, LP, a subsidiary of FPL Energy that provides retail electric services. From September 2003 to May 2004, Mr. Tuscai was vice president of global accounts for General Electric Capital Corporation (GE Capital), a financial services corporation, where his primary responsibility was for delivering innovative customer solutions for Fortune 100 companies by combining the value proposition from all General Electric Company businesses. From January 2002 to September 2003, Mr. Tuscai was general manager, TLS Commercial Vehicles (a division of GE Capital) where his primary responsibility was for the overall direction and profitability for one of the UK's largest commercial vehicle fleets. He held a number of other senior management positions at GE Capital including general manager of several European businesses. He was appointed a director of the Funding Corp. and Acquisition Corp. in January 2007.

Eric M. Heggeseth. Mr. Heggeseth, 54, is senior vice president of SUEZ Power. He has been a director of the Funding Corp. and the Acquisition Corp. since November 1998.

Herman A. Schopman. Mr. Schopman, 48, is President and CEO of SUEZ Power, a position he has held since September 2006. From September 2002 to September 2006, he served as senior vice president of SUEZ Power. Prior to being named to that position he held a number of other senior management positions with SUEZ and affiliated companies, including president of Trigen Philadelphia Energy Corp., a central district heating and cooling operation. He was appointed a director of the Funding Corp. and the Acquisition Corp. in November 2006.

Mark R. Sorensen. Mr. Sorensen, 41, is vice president, finance and chief financial officer of FPL Energy, a position he has held since November 2002. From June 2000 to November 2002, he served as the controller of FPL Energy. He has been a director of the Funding Corp. and the Acquisition Corp. since January 2004.

Directors of the Funding Corp. and the Acquisition Corp. are elected annually and serve until their resignation, removal or until their respective successors are elected. The members of the Management Committee of NE LP and the Partnerships serve until their resignation, removal or until their respective successors are elected. Except as noted, each director or management committee member has held his position for five years or more and his employment history is continuous.

None of the registrants have adopted a code of ethics for their senior executive and financial officers; however, such officers (including the registrants' principal executive officers, principal financial officers, principal accounting officers or controllers, or persons performing similar functions) are governed by a code of ethics for senior executive and financial officers of FPL Group, Inc. FPL Group's code of ethics for senior executive and financial officers can be accessed in the "Governance" section on FPL Group's website at www.fplgroup.com or obtained, without charge, by writing to FPL Group for a printed copy at FPL Group, Inc., 700 Universe Boulevard, Juno Beach, Florida 33408-0420, Attention: Investor Relations.

The registrants have no audit committee, and therefore have no audit committee financial expert.
Item 11. Executive Compensation
None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The Partnerships and NE LP. The following table sets forth the direct and indirect interests of ownership:

Title of Class	Name and Address of Beneficial Owner	Nature of Beneficial Ownership	Percentage Interest

Partnerships:
General and Limited Partnership Interest	NE LP(a)	General Partner	98%	LP
			1%	GP
Limited Partnership Interest	NE LLC(a)	Limited Partner	1%	LP

NE LP:
General Partnership Interest	ESI GP(a)	General Partner in NE LP	1%	GP
General Partnership Interest	SUEZ GP(b)	General Partner in NE LP	1%	GP
Limited Partnership Interest	ESI LP(a)	Limited Partner in NE LP	49%	LP
Limited Partnership Interest	SUEZ LP(b)	Limited Partner in NE LP	49%	LP

(a)			The address for each of NE LP, NE LLC, ESI GP and ESI LP is c/o FPL Energy, LLC, 700 Universe Blvd., Juno Beach, Florida 33408.
(b)			The address for each of SUEZ GP and SUEZ LP is c/o Suez Energy Generation North America, Inc., 1990 Post Oak Blvd., Suite 1900, Houston, Texas 77056.

The Funding Corp. The following table sets forth the number of shares and percentage owned of the Funding Corp.'s voting securities beneficially owned by each person known to be the beneficial owner of more than five percent (5%) of the voting securities (unless otherwise indicated the owner has sole voting and investment power):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Interest

Common Stock	ESI Northeast Funding(a)	3,750	37.5%
Common Stock	SUEZ Power(b)	3,750	37.5%
Common Stock	Broad Street(c)	2,500	25.0%

(a)			The address for ESI Northeast Funding is c/o FPL Energy, LLC, 700 Universe Blvd., Juno Beach, Florida 33408.
(b)			The address for SUEZ Power is c/o Suez Energy Generation North America, Inc., 1990 Post Oak Blvd., Suite 1900, Houston, Texas 77056.
(c)			The address for Broad Street is Two Wall Street, New York, New York 10005. Broad Street is a nominee of the Trustee and its sole purpose is to provide an independent director.

The Acquisition Corp. The following table sets forth the number of shares and percentage owned of the Acquisition Corp.'s voting securities beneficially owned by each person known to be the beneficial owner of more than five percent (5%) of the voting securities (unless otherwise indicated the owner has sole voting and investment power):

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage Interest

Common Stock	ESI Northeast Acquisition(a)	10	50.0%
Common Stock	SUEZ Power(b)	10	50.0%

(a)			The address for ESI Northeast Acquisition is c/o FPL Energy, LLC, 700 Universe Blvd., Juno Beach, Florida 33408.
(b)			The address for SUEZ Power is c/o Suez Energy Generation North America, Inc., 1990 Post Oak Blvd., Suite 1900, Houston, Texas 77056.

Securities Authorized for Issuance Under Equity Compensation Plans. None.
Item 13. Certain Relationships and Related Transactions, and Director Independence

Administrative Services Agreement - NE LP and an entity related to FPL Energy have entered into an administrative services agreement that provides for management and administrative services to the Partnerships. The agreement, which expires in 2018, provides for fees of a minimum of $0.6 million per year, subject to certain adjustments, and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2006, 2005 and 2004, the Partnerships incurred $0.8 million, $0.7 million and $0.7 million, respectively, in fees and reimbursed costs and expenses under the agreement.

O&M Agreements - NE LP and an entity related to FPL Energy have entered into O&M agreements that provide for the operations and maintenance of the Partnerships. The agreements expire in 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The agreements provide for fees of a minimum of $0.8 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2006, 2005 and 2002, the Partnerships incurred $1.8 million, $1.8 million and $1.7 million, respectively, in fees and reimbursed costs and expenses under the agreements.

Fuel Management Agreements - NE LP has entered into fuel management agreements with an entity related to FPL Energy that provide for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The agreements, which expire in 2023, provide for fees of a minimum of $0.5 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the periods ended December 31, 2006, 2005 and 2004, the Partnerships incurred $1.2 million, $1.1 million and $1.0 million, respectively, in fees and reimbursed costs and expenses under the agreements.

On February 28, 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements. This agreement provides for fees for all natural gas purchased and sold, whether physical or financial, and resulting from the purchase and sale of power, to compensate PMI for its costs of credit. Fees under the agreement were $1.1 million and $0.7 million for the periods ended December 31, 2006 and 2005, respectively.

Power Sales - From time to time, PMI will purchase excess power produced or acquired from the wholesale market by the Partnerships and resell the power to the marketplace. These purchases totaled $61.6 million, $66.5 million and $2.7 million in 2006, 2005 and 2004, respectively.

Fuel Contracts - As discussed in Note 3 to the Consolidated and Combined Financial Statements, in 2004 and 2003 NE LP entered into long-term gas supply agreements with PMI and SEMNA, respectively. These agreements became effective in 2004 and 2003 and provided the Partnerships with the same combined quantity of natural gas that was being received under the agreements previously in effect. On March 31, 2005, NEA entered into two replacement long-term gas supply agreements with PMI and SEMNA that will enable NEA to purchase sufficient fuel for production. Fuel purchased under these agreements was $161.0 million and $190.2 million in 2006 and 2005, respectively.

Power Purchase Agreements - As discussed in Note 3 to the Consolidated and Combined Financial Statements, in January 2004, NJEA entered into two off-peak power contracts with PMI and SEMNA. On February 28, 2005, NJEA terminated these two agreements.

O&M of the Cogeneration Facilities - An entity related to FPL Energy provides O&M services for the Partnerships. The Partnerships incurred $14.9 million, $14.1 million and $13.6 million for O&M expense for the year ended December 31, 2006, 2005 and 2004, respectively, of which $4.2 million, $4.0 million and $4.0 million, respectively, represented salaries reimbursed to the O&M provider.

The Partnerships pay a management fee to NE LP in an amount equal to the fees under the administrative services, O&M and fuel management agreements mentioned above.
Accrued expenses under the administrative services, O&M and fuel management agreements were $0.5 million and $0.4 million at December 31, 2006 and 2005, respectively.

Affiliate Debt - In December 2003, NE LP borrowed approximately $26.2 million from Northern Cross Investments, Inc., an affiliate of one of the partners of NE LP, to fund the payment to a New Jersey utility in accordance with NJEA's amended and restated power purchase agreement. The loan, which is junior and subordinated to the Acquisition Corp. Securities, has an interest rate of 8.46% and is due in June 2011 with principal and interest payments due semi-annually on June 30 and December 31 of each year. Interest expense was $1.7 million, $1.9 million and $2.1 million in 2006, 2005 and 2004, respectively.

On February 28, 2005, NE LP borrowed approximately $14.95 million from SUEZ Power and approximately $14.95 million from FPL Energy, for a total of approximately $29.9 million. The proceeds were used to fund payments to utility purchasers in accordance with NEA's amended and restated power purchase agreements. The loans, which were junior and subordinated to the Acquisition Corp. securities, had an interest rate based on a one-month London interbank offered rate plus 150 basis points, calculated monthly, and principal and interest were due on December 31, 2005. NE LP's payment obligations under the notes were limited to amounts distributed to it by NJEA and NEA or as contemplated by the Acquisition Corp. bond indenture, and subject to restrictions under that indenture. These loans were repaid with interest in April 2005. Interest expense was $0.1 million in 2005.

The proceeds from the Funding Corp.'s secured notes, issued in 1994, were used to make loans to the Partnerships, and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. secured notes. Interest expense was $25.5 million, $29.9 million and $32.9 million in 2006, 2005 and 2004, respectively.

The proceeds from the Acquisition Corp. Securities, issued in 1998, were loaned to NE LP and evidenced by a promissory note. Interest expense was $14.5 million, $15.3 million and $16.0 million in 2006, 2005 and 2004, respectively.

Director Independence - Neither of the registrants are subject to the requirements of any national securities exchange or inter dealer quotation system that a majority of its board of directors be independent, and NE LP does not have a board of directors. Assuming that the independence standards included in the listing standards of the New York Stock Exchange (NYSE) applied to the Acquisition Corp., in light of the relationship each member of the Acquisition Corp.'s board of directors has with SUEZ Power or FPL Energy or their affiliates, none of the members of the Acquisition Corp.'s board of directors is independent under the NYSE standards.

PART IV

Item 14. Principal Accountant Fees and Services

Fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche), were $170 thousand and $144 thousand for "Audit Fees" in 2006 and 2005, respectively. No fees in the categories "Tax Fees", "Audit-Related Fees" and "All Other Fees" were incurred by the registrants in 2006 or 2005. Audit Fees consist of fees billed for professional services rendered for the audits of the registrants', NEA's, NJEA's and Funding Corp.'s annual financial statements for the fiscal years ended 2006 and 2005 (fees were not billed to the registrants separately), the review of financial statements included in the registrants' Quarterly Reports on Form 10-Q for the fiscal years ended 2006 and 2005, and other services related to SEC and bondholder matters.

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements	Page(s)

		NE LP:
		Independent Auditors' Report	20
		Consolidated Balance Sheets	21
		Consolidated Statements of Operations	22
		Consolidated Statements of Cash Flows	23
		Consolidated Statements of Partners' Equity	24
		Notes to Consolidated Financial Statements	29-40

		Partnerships:
		Independent Auditors' Report	20
		Combined Balance Sheets	25
		Combined Statements of Operations	26
		Combined Statements of Cash Flows	27
		Combined Statements of Partners' Equity	28
		Notes to Combined Financial Statements	29-40

		Funding Corp.:
		Independent Auditors' Report	41
		Balance Sheets	42
		Statements of Operations	43
		Statements of Cash Flows	44
		Notes to Financial Statements	45-46

		Acquisition Corp.:
		Independent Auditors' Report	47
		Balance Sheets	48
		Statements of Operations	49
		Statements of Cash Flows	50
		Statements of Stockholders' Equity	51
		Notes to Financial Statements	52-53

2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

3.	Exhibits (including those Incorporated by reference)

Exhibit No.	Description
3.1(1)	Certificate of Incorporation of the Funding Corp.
3.1.1(5)	Certificate of Amendment of Certificate of Incorporation of the Funding Corp. as filed with the Secretary of State of the State of Delaware on February 3, 1998
3.1.2(6)	Certificate of Incorporation of the Acquisition Corp. as filed with the Secretary of State of the State of Delaware on January 12, 1998
3.2(5)	By-laws of the Funding Corp.
3.2.1(6)	By-laws of the Acquisition Corp.
3.3(5)

Amended and Restated Certificate of Limited Partnership of NEA as filed with the Secretary of State of the Commonwealth of Massachusetts on March 31, 1986, as amended and restated on January 9, 1987 and November 6, 1987, as further amended on July 6, 1989 and as amended and restated on February 16, 1998

3.4(5)

Amended and Restated Certificate of Limited Partnership of NJEA as filed with the Secretary of State of the State of New Jersey on November 3, 1986, as amended and restated on January 14, 1987, June 25, 1987, March 4, 1988 and February 16, 1998

3.5(5)	Amended and Restated Agreement of Limited Partnership of NEA dated as of November 21, 1997
3.6(5)	Amended and Restated Agreement of Limited Partnership of NJEA dated as of November 21, 1997
3.7(5)	Certificate of Limited Partnership of NE LP, a Delaware limited partnership, as filed with the Secretary of State of the State of Delaware on November 21, 1997
3.8(5)	Agreement of Limited Partnership of NE LP, a Delaware limited partnership, dated as of November 21, 1997
4.1(1)	Trust Indenture dated as of November 15, 1994, among the Partnerships, the Funding Corp. and the Trustee
4.2(1)	First Supplemental Indenture dated as of November 15, 1994, among the Partnerships, the Funding Corp and the Trustee, including forms of the securities
4.3(1)	Credit Agreement dated as of December 1, 1994, among the Partnerships, each of the institutions referred to therein and Sanwa Bank Limited, New York Branch (Sanwa)
4.4(1)

Collateral Agency Agreement dated as of December 1, 1994 among the Partnerships, the Funding Corp., the Trustee, Sanwa, the Swap Providers (as defined therein) and State Street Bank and Trust Company, as Collateral Agent

4.5(1)	Amended and Restated Project Loan and Credit Agreement dated as of December 1, 1994, between the Partnerships and the Funding Corp.
4.6(1)	Partnerships' Guarantee Agreement dated as of December 1, 1994, between the Partnerships and the Trustee
4.7(1)

Registration Rights Agreement dated as of November 21, 1994, among the Partnerships, the Funding Corp., Chase Securities, Inc., Merrill Lynch, Pierce Fenner & Smith, Incorporated and Salomon Brothers, Inc.

4.8(1)	Pledge, Trust and Intercreditor Agreement dated as of December 1, 1994 among the Partnerships, Sanwa, and Sanwa Bank Trust Company of New York and the Trustee
4.9(1)	Assignment and Security Agreement dated as of December 1, 1994, between the Funding Corp. and the Trustee
4.10(1)	Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between the Partnerships, NE LP and the Trustee
4.11(1)	Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between NEA and the Trustee
4.12(1)	Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between NJEA and the Trustee
4.13(1)	Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of December 1, 1994, made by NEA in favor of the Trustee
4.14(1)	Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Additional Properties) dated as of December 1, 1994, made by NEA in favor of the Trustee
4.15(1)	Amended and Restated Indenture of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of December 1, 1994, made by NJEA in favor of the Trustee
4.16(1)	Amended and Restated Stock Pledge Agreement dated as of December 1, 1994, between NJEA and the Trustee
4.17(1)	Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank (National Association) and the Trustee with respect to the Bellingham Mortgage dated as of June 28, 1989
4.18(1)	Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank (National Association) and the Trustee with respect to the Bellingham Mortgage dated August 10, 1989
4.19(1)	Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank (National Association) and the Trustee with respect to the Sayreville Mortgage dated June 28, 1989
4.20(1)	Assignment of Security Agreements dated as of December 1, 1994, among The Chase Manhattan Bank (National Association), the Trustee, the Partnerships, the Funding Corp. and NE LP
4.21(5)	Second Supplemental Trust Indenture dated as of January 14, 1998 among the Funding Corp., NEA, NJEA and the Trustee
4.22(5)	Amendment to Amended and Restated Assignment and Security Agreement by and between NEA, NJEA, NE LP and the Trustee dated as of January 14, 1998
4.23(5)	Termination of Pledge, Trust and Intercreditor Agreement dated as of January 30, 1998 among NEA, NJEA, Sanwa, Sanwa Bank and Trust Company of New York and the Trustee
4.24(6)	Indenture, dated as of February 19, 1998 among the Acquisition Corp., NE LP, NE LLC, and the Trustee
4.25(6)	Registration Rights Agreement, dated as of February 19, 1998 by and among the Acquisition Corp., NE LP, and Goldman Sachs & Co.
4.26(6)	Company & Partner Pledge Agreement dated as of February 19, 1998 by and among the Acquisition Corp., NE LP, NE LLC in favor of the Trustee
4.27(6)	Sponsor Pledge Agreement dated as of February 19, 1998 by and among ESI Northeast Acquisition, ESI GP, ESI LP, Tractebel GP, Tractebel LP, and Tractebel Power in favor of the Trustee
4.28	First Supplemental Indenture dated as of May 31, 1999 among the Acquisition Corp., NE LP, NE LLC, and the Trustee
10.1(1)	Accommodation Agreement dated as of June 28, 1989, between NEA, BECO, Commonwealth, Montaup, and The Chase Manhattan Bank (National Association)
10.2.1(1)	Amended and Restated Operation and Maintenance Agreement dated as of June 28, 1989 (the "Sayreville O&M Agreement"), between NJEA and Westinghouse Power
10.2.2(1)	Letter Agreement regarding the Sayreville Heat Rate dated June 23, 1993, between NJEA and Westinghouse Power
10.2.3(1)	Letter Agreement regarding extension of the Sayreville O&M Agreement dated June 23, 1993, between Westinghouse Power and NJEA
10.2.4(1)	Second Amended and Restated Operation and Maintenance Agreement dated as of June 28, 1989 (the "Bellingham O&M Agreement"), between NEA and Westinghouse Power
10.2.5(1)	Letter Agreement regarding the Bellingham Heat Rate dated June 23, 1993, between NEA and Westinghouse
10.2.6(1)	Letter Agreement regarding extension of the Bellingham O&M Agreement dated June 23, 1993, between NEA and Westinghouse Power
10.2.7(2)	Amendment No. 1 to the Bellingham O&M Agreement, dated as of May 1, 1995, by and between NEA and Westinghouse Power
10.3.1(1)	Power Purchase Agreement dated as of April 1, 1986 (the "BECO I Power Purchase Agreement"), between NEA and Boston Edison
10.3.2(1)	First Amendment to the BECO I Power Purchase Agreement dated as of June 8, 1987, between Boston Edison and NEA
10.3.3(1)	Second Amendment to the BECO I Power Purchase Agreement dated as of June 21, 1989, between Boston Edison and NEA
10.3.4(1)	Power Purchase Agreement dated as of January 28, 1988 (the "BECO II Power Purchase Agreement"), between NEA and Boston Edison
10.3.5(1)	First Amendment to the BECO II Power Purchase Agreement dated as of June 21, 1989, between NEA and Boston Edison
10.3.6(1)	Power Sale Agreement dated as of November 26, 1986 (the "Commonwealth I Power Purchase Agreement"), between NEA and Commonwealth
10.3.7(1)	First Amendment to the Commonwealth I Power Purchase Agreement dated as of August 15, 1988, between Commonwealth and NEA
10.3.8(1)	Second Amendment to the Commonwealth I Power Purchase Agreement dated as of January 1, 1989, between Commonwealth and NEA
10.3.9(1)	Power Sale Agreement dated as of August 15, 1988 (the "Commonwealth II Power Purchase Agreement"), between NEA and Commonwealth
10.3.10(1)	First Amendment to the Commonwealth II Power Purchase Agreement dated as of January 1, 1989, between NEA and Commonwealth
10.3.11(1)	Power Purchase Agreement dated as of October 17, 1986 (the "Montaup Power Purchase Agreement"), between NEA and Montaup
10.3.12(1)	First Amendment to the Montaup Power Purchase Agreement dated as of June 28, 1989, between Montaup and NEA
10.3.13(1)	Power Purchase Agreement dated as of October 22, 1987 (the "JCP&L Power Purchase Agreement"), between NJEA and JCP&L
10.3.14(1)	First Amendment to the JCP&L Power Purchase Agreement dated as of June 16, 1989, between JCP&L and NJEA
10.4.1(1)

Firm Transportation Service Agreement dated as of February 28, 1994, among CNG Transmission Corporation, a Delaware corporation ("CNG"), NEA, ProGas U.S.A., Inc., a Delaware corporation ("ProGas USA") and ProGas

10.4.2(1)	Firm Gas Transportation Agreement (Rate Schedule X-320) dated as of February 27, 1991, between NEA and Transcontinental Gas Pipe Line Corporation, a Delaware corporation ("Transco")
10.4.3(1)	Rate Schedule X-35 Firm Gas Transportation Agreement dated as of October 1, 1993, between NEA and Algonquin Gas Transmission Company, a Delaware corporation ("Algonquin")
10.4.4(1)	Service Agreement for Rate Schedule FTS-5 dated as of February 16, 1994, between NEA and Texas Eastern Transmission Corporation, a Delaware corporation ("Texas Eastern")
10.4.5(1)	ProGas/TransCanada NE Assignment Agreement dated as of July 30, 1993, between ProGas and TransCanada Pipelines Limited, an Ontario corporation ("TransCanada")
10.4.6(1)	Northeast Gas Substitution Agreement dated as of July 30, 1993, among ProGas, NEA and TransCanada
10.4.7(1)	Northeast Notice and Consent dated as of July 30, 1993, among NEA, ProGas and TransCanada
10.4.8(1)	ProGas NE Producer Assignment Agreement dated as of July 30, 1993, between ProGas and TransCanada
10.4.9(1)	Firm Transportation Service Agreement dated as of February 28, 1994, among CNG, NJEA, ProGas USA and ProGas
10.4.10(1)	Firm Gas Transportation Agreement (Rate Schedule X-319) dated as of February 27, 1991, between Transco and NJEA
10.4.11(1)	Gas Purchase and Sales Agreement dated as of May 4, 1989 (the "PSE&G Agreement"), between NJEA and PSE&G
10.5.1(1)	Service Agreement Applicable to the Storage of Natural Gas Under Rate Schedule GSS-II dated as of September 30, 1993, between CNG and NEA
10.5.2(1)	Service Agreement Applicable to the Storage of Natural Gas Under Rate Schedule GSS-II dated as of September 30, 1993, between CNG and NJEA
10.5.3(2)	Service Agreement Applicable to Transportation of Natural Gas under Rate Schedule FT dated as of February 1, 1996, by and between CNG and NEA
10.5.4(2)	Service Agreement Applicable to Transportation of Natural Gas under Rate Schedule FT dated as of February 1, 1996, by and between CNG and NJEA
10.6.1(1)	Gas Purchase Contract dated as of May 12, 1988 (the "Bellingham ProGas Agreement"), between ProGas and NEA
10.6.2(1)	First Amending Agreement to the Bellingham ProGas Agreement dated as of April 17, 1989, between ProGas and NEA
10.6.3(1)	Second Amending Agreement to the Bellingham ProGas Agreement dated as of June 23, 1989, between ProGas and NEA
10.6.4(1)	Amending Agreement to the ProGas Agreements (as defined below) dated as of November 1, 1991, between ProGas, NEA and NJEA
10.6.5(1)	Third Amending Agreement to the Bellingham ProGas Agreement dated as of July 30, 1993, between ProGas and NEA
10.6.6(1)	Letter Agreement regarding the Bellingham ProGas Agreement dated as of September 14, 1992, between ProGas and NEA
10.6.7(1)	Letter Agreement regarding the Bellingham ProGas Agreement dated as of July 30, 1993, between ProGas and NEA
10.7.1(1)	Amended and Restated Steam Sales Agreement dated as of December 21, 1990, between NEA and NECO-Bellingham, Inc., a Massachusetts corporation ("NECO")
10.7.2(1)	Industrial Steam Sales Contract dated as of June 5, 1989, between NJEA and Hercules Incorporated, a Delaware corporation ("Hercules")
10.8.1(1)	Letter agreement regarding Bellingham Project power transmission arrangements dated June 29, 1989, between NEA and BECO
10.8.2(1)	Letter agreement regarding Bellingham Project power transmission arrangements dated June 6, 1989, between NEA and Commonwealth
10.8.3(1)	Letter agreement regarding Bellingham Project power transmission arrangements dated June 28, 1989, between NEA and Montaup
10.9(1)	Amended and Restated Interconnection Agreement dated as of September 24, 1993, between BECO and NEA
10.10. 1(4)	Guaranty of Contract for Operation and Maintenance dated May 12, 1995 by Westinghouse Power
10.10.2(1)	Licensing Agreement for the Fluor Daniel Carbon Dioxide Recovery Process dated as of June 28, 1989, between Fluor Daniel Inc., a California corporation ("Fluor Daniel"), and NEA
10.11.1(1)	Ground Lease Agreement dated as of June 28, 1989, between NJEA and ETURC
10.11.2(1)	Agreement of Sublease dated as of June 28, 1989, between ETURC and NJEA
10.11.3(1)	Lease of Property dated as of June 1, 1986, between Prestwich Corporation and NE LP
10.12.1(1)	Investment Agreement dated as of December 1, 1994, between Sanwa and Sanwa Bank Trust Company of New York under the Pledge, Trust and Intercreditor Agreement
10.12.2(1)	Investment Agreement dated as of December 1, 1994, between Sanwa and Sanwa Bank Trust Company of New York under the Pledge, Trust and Intercreditor Agreement
10.13(1)	Agreement between the Water and Sewer Commissioners of the Town of Bellingham and NEA dated as of December 13, 1988 and December 30, 1988, respectively
10.14(1)	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated June 29, 1989, by NEA in favor of BECO, Commonwealth and Montaup
10.15(3)	Declaration of Easements, Covenants, and Restrictions dated as of June 28, 1989 by NEA
10.16(5)	Operation and Maintenance Agreement dated as of November 21, 1997 by and between NE LP and FPLE Operating Services
10.17(5)	Operation and Maintenance Agreement dated as of November 21, 1997 by and between NE LP and FPLE Operating Services
10.18(5)	Fuel Management Agreement, dated as of January 20, 1998, effective retroactive to January 14, 1998, by and between NE LP and ESI Northeast Fuel, assigned by NE LP to NEA on January 20, 1998
10.19(5)	Fuel Management Agreement, dated as of January 20, 1998, effective retroactive to January 14, 1998, by and between NE LP and ESI Northeast Fuel, assigned by NE LP to NJEA on January 20, 1998
10.20(5)	Administrative Services Agreement dated as of November 21, 1997 between NE LP and ESI GP
10.21(6)	Reimbursement Agreement dated as of November 21, 1997 by and among FPL Group Capital, Tractebel Power and NE LP
10.22(7)	Termination Agreement, dated August 9, 2002, between ProGas and NJEA
10.23(8)	Base Contract for Sale and Purchase of Natural Gas, dated October 2, 2002, between PMI and NJEA
10.24(8)	Base Contract for Sale and Purchase of Natural Gas, dated September 26, 2002, between SEMNA and NJEA
10.25(8)	Guarantee, dated October 2, 2002, between FPL Group Capital Inc and NJEA
10.26(8)	Guaranty, dated October 2, 2002, by Tractebel S.A. in favor of NJEA
10.27(9)	Operating Lease Agreement dated as of October 10, 2002 between NEA and The BOC Group, Inc.
10.28(9)	On-Site Steam Supply Agreement between NEA and The BOC Group, Inc. dated as of October 10, 2002
10.29(9)	Three Party Agreement dated as of October 10, 2002 among The BOC Group, Inc., Praxair, Inc. and NEA
10.30(9)	Consent and Agreement dated as of October 10, 2002 among The BOC Group, Inc. and Praxair, Inc.
10.31(9)	Flue Gas Supply Agreement dated as of October 10, 2002 between NEA and Praxair, Inc.
10.32(9)	BOC Flue Gas Agreement of Sale dated as of October 10, 2002 by and between The BOC Group, Inc. and NEA
10.33(9)	Agreement dated February 28, 2003 between JCP&L and NJEA relating to the Power Purchase Agreement dated as of October 22, 1987, as amended
10.34(9)	Transition Services Agreement dated as of October 11, 2002 by and between The BOC Group, Inc. and NEA
10.35(10)	Service Agreement, dated February 1, 2003, between Transcontinental Gas Pipe Line Corporation and NJEA
10.36(10)	Service Agreement, dated February 1, 2003, between Transcontinental Gas Pipe Line Corporation and NEA
10.37(10)	Amending Agreement, dated as of March 1, 2003, between ProGas and NEA
10.38(11)	Termination Agreement, dated as of July 11, 2003, between ProGas and NEA
10.39(11)	Partial Termination Agreement, dated July 11, 2003, between ProGas and NEA
10.40(12)	Base Contract for Sale and Purchase of Natural Gas, dated August 1, 2003, between PMI and NEA
10.41(12)	Base Contract for Sale and Purchase of Natural Gas, dated August 1, 2003, between SEMNA and NEA
10.42(12)	Guarantee, dated August 1, 2003, by FPL Group Capital in favor of NEA
10.43(12)	Guaranty, dated August 1, 2003, by Tractebel S.A. in favor of NEA
10.44(12)	First Amendment to Guarantee, dated August 1, 2003, by FPL Group Capital, with the consent and acknowledgement of NEA
10.45(12)	First Amendment to Guarantee, dated October 2, 2002, by FPL Group Capital, with the consent and acknowledgement of NJEA
10.46(13)	Amended and Restated Power Purchase Agreement dated as of May 16, 2003 by and between NJEA and JCP&L
10.47(13)	Sayreville Execution Agreement dated May 16, 2003 between JCP&L and NJEA
10.48(13)	Amendment to Gas Purchase and Sales Agreement dated as of August 20, 2003 by and between PSE&G and NJEA
10.49(13)	Capacity Transfer Agreement dated October 9, 2003 between NJEA and PSE&G Energy Resources & Trade LLC
10.50(13)	Termination Agreement dated as of October 21, 2003 between Hercules Incorporated and NJEA
10.51(13)	Letter Agreement dated October 9, 2003 by and between PSE&G and NJEA
10.52(13)	First Amendment to Amended and Restated Power Purchase Agreement dated as of October 21, 2003 by and between NJEA and JCP&L
10.53(13)	First Amendment to Industrial Steam Sales Contract dated as of December 16, 2003 by and between NJEA and Hercules Incorporated
10.54(13)	Second Amendment to Amended and Restated Power Purchase Agreement dated as of December 16, 2003 by and between NJEA and JCP&L
10.55(13)	Interim Agreement dated December 18, 2003 by and between NJEA and JCP&L
10.56(13)	Guaranty dated as of December 23, 2003 by Suez-Tractebel S.A. in favor of PSE&G
10.57(13)	Guarantee dated as of December 23, 2003 by FPL Group Capital Inc in favor of PSE&G
10.58(13)	Termination Agreement dated December 23, 2003 by and between NJEA and SEMNA
10.59(13)	Termination Agreement dated December 23, 2003 by and between NJEA and PMI
10.60(14)	Termination Agreement dated as of October 21, 2003 between Hercules Incorporated and NJEA
10.61(14)	Letter Agreement dated October 9, 2003 by and between PSE&G and NJEA
10.62(14)	Power Purchase Agreement dated as of January 1, 2004 by and between NJEA and SEMNA
10.63(14)	Power Purchase Agreement dated as of January 1, 2004 by and between NJEA and PMI
10.64(14)	Base Contract for Sale and Purchase of Natural Gas dated January 1, 2004 between NEA and PMI
10.65(14)	Base Contract for Sale and Purchase of Natural Gas dated January 1, 2004 between NEA and SEMNA
10.66(15)	Amended and Restated Gas Purchase and Sales Agreement dated as of March 26, 2004 between NJEA and PSE&G
10.67(16)

Bellingham Execution Agreement dated August 19, 2004 between Boston Edison (BECo) and Commonwealth (CECo) and NEA, including Amended and Restated Power Purchase Agreements dated as of August 19, 2004 by and between BECo and NEA, and Amended and Restated Power Purchase Agreements dated as of August 19, 2004 by and between CECo and NEA

10.68(16)	Termination Agreement dated January 14, 2005 between ProGas Limited and NEA
10.69(17)	Base Contract for Sale and Purchase of Natural Gas dated January 25, 2005 between PMI and NEA
10.70(17)	Special Provisions dated January 25, 2005 between PMI and NEA
10.71(17)	Base Contract for Sale and Purchase of Natural Gas dated January 25, 2005 between SEMNA and NEA
10.72(17)	Special Provisions dated January 25, 2005 between SEMNA and NEA
10.73(17)	Supplemental Fuel Management Subcontract Agreement dated as of February 28, 2005 between Bellingham Cogeneration Plant and ESI Northeast Fuel and PMI
21	Subsidiaries of the Registrants
31(a)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Tractebel Acquisition Corp.
31(b)	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (equivalent to the Chief Financial Officer) of ESI Tractebel Acquisition Corp.
31(c)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP
31(d)

Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of Northeast Energy, LP

32(a)	Section 1350 Certification of ESI Tractebel Acquisition Corp.
32(b)	Section 1350 Certification of Northeast Energy, LP

(1)	Incorporated herein by reference from the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by the Funding Corp. on February 9, 1995 (file no. 33-87902).
(2)	Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the Partnerships on April 1, 1996 (file nos. 33-87902,33-87902-01 and 33-87902-02).
(3)	Incorporated herein by reference from the Quarterly Report on Form 10-Q filed by the Funding Corp. and the Partnerships on November 14, 1996 (file nos. 33-87902,33-87902-01 and 33-87902-02).
(4)	Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the Partnerships on March 31, 1997 (file nos. 33-87902,33-87902-01 and 33-87902-02).
(5)	Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the Partnerships on March 27, 1998 (file nos. 33-87902,33-87902-01 and 33-87902-02).
(6)

Incorporated herein by reference from the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by the Acquisition Corp. and NE LP on May 12, 1998 (file nos. 333-52397 and 333-52397-01).

(7)

Incorporated herein by reference from Form 10-Q filed by the registrants with the Securities and Exchange Commission on August 14, 2002 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01.

(8)

Incorporated herein by reference from Form 10-Q filed by the registrants with the Securities and Exchange Commission on November 14, 2002 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

(9)

Incorporated herein by reference from the Annual Report on Form 10-K filed by the registrants with the Securities and Exchange Commission on March 31, 2003 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

(10)

Incorporated herein by reference from Form 10-Q filed by the registrants with the Securities and Exchange Commission on May 13, 2003 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

(11)

Incorporated herein by reference from Form 10-Q filed by the registrants with the Securities and Exchange Commission on August 13, 2003 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

(12)

Incorporated herein by reference from Form 10-Q filed by the registrants with the Securities and Exchange Commission on November 13, 2003 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

(13)

Incorporated herein by reference from the Annual Report on Form 10-K filed by the registrants with the Securities and Exchange Commission on March 23, 2004 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

(14)

Incorporated herein by reference from Form 10-Q filed by the registrants with the Securities and Exchange Commission on May 12, 2004 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

(15)

Incorporated herein by reference from Form 10-Q filed by the registrants with the Securities and Exchange Commission on August 10, 2004 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

(16)

Incorporated herein by reference from Form 8-K filed by the registrants with the Securities and Exchange Commission on March 4, 2005 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

(17)

Incorporated herein by reference from the Annual Report on Form 10-K filed by the registrants with the Securities and Exchange Commission on March 30, 2005 (file nos. 33-87902, 33-87902-01, 33-87902-02, 333-52397 and 333-52397-01).

The registrants agree to furnish to the Securities and Exchange Commission upon request any instrument with respect to long-term debt that the registrants have not filed as an exhibit pursuant to the exemption provided by Item 601(b)(4)(iii)(A) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESI TRACTEBEL ACQUISITION CORP.

T. J. TUSCAI

T. J. Tuscai
President and Director
(Principal Executive Officer and Director)
Date: March 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signature and Title as of March 28, 2007:

MARK R. SORENSEN

Mark R. Sorensen Treasurer and Director (Principal Financial and Principal Accounting Officer)

Directors:

ERIC M. HEGGESETH

Eric M. Heggeseth

HERMAN A. SCHOPMAN

Herman A. Schopman

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to securities holders of ESI Tractebel Acquisition Corp. during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NORTHEAST ENERGY, LP (ESI Northeast Energy GP, Inc. as Administrative General Partner)

T. J. TUSCAI

T. J. Tuscai President of ESI Northeast Energy GP, Inc. (Principal Executive Officer and Director of ESI Northeast Energy GP, Inc.)

MARK R. SORENSEN

Mark R. Sorensen Vice President and Treasurer of ESI Northeast Energy GP, Inc. (Principal Financial and Principal Accounting Officer and Director of ESI Northeast Energy GP, Inc.)

Date: March 28, 2007

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to securities holders of Northeast Energy, LP during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2006.