Form 10-Q
period 2007-03-31
ESI TRACTEBEL ACQUISITION CORP; NORTHEAST ENERGY LP
filed 2007-05-15
CIK 1059027, 1059025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of April 30, 2007, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "believe," "could," "estimated," "may," "plan," "potential," "projection," "target," "outlook") are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on the Acquisition Corp.'s and/or NE LP's (together, the registrants) operations and financial results, and that could cause Acquisition Corp.'s and/or NE LP's actual results to differ materially from those contained in forward-looking statements made by or on behalf of either of the registrants in this combined Form 10-Q, in presentations, in response to questions or otherwise.

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
These and other risk factors are included in Part I, Item 1A. Risk Factors of the registrants' Annual Report on Form 10-K for the year ended December 31, 2006 (2006 Form 10-K).

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$122,289	$84,125
Accounts receivable	71,154	100,636
Spare parts inventories	4,609	4,574
Fuel inventories	5,273	10,034
Prepaid expenses and other current assets	1,045	5,290

Total current assets	204,370	204,659

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $5,425 and $5,307, respectively)	1,535	1,653
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $174,291 and $170,338, respectively)	346,656	349,592
Power purchase agreements (net of accumulated amortization of $553,398 and $533,127, respectively)	387,959	408,229
Other assets	6,561	6,213

Total non-current assets	747,423	770,399

TOTAL ASSETS	$951,793	$975,058

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$54,021	$80,342
Current portion of note payable - the Acquisition Corp.	22,000	28,600
Current portion of note payable - affiliate	3,375	3,375
Accrued interest payable	9,238	19,247
Accounts payable	1,546	1,830
Due to related parties	31,005	23,472
Other accrued expenses	17,898	24,641

Total current liabilities	139,083	181,507

Non-current liabilities:
Deferred revenue	27,560	24,100
Notes payable - the Funding Corp.	171,640	171,640
Note payable - the Acquisition Corp.	149,600	149,600
Note payable - affiliate	14,227	14,227
Energy bank and other liabilities	152	1,621
Lease payable	554	554

Total non-current liabilities	363,733	361,742

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	8,979	8,636
Limited partners	439,998	423,173

Total partners' equity	448,977	431,809

TOTAL LIABILITIES AND PARTNERS' EQUITY	$951,793	$975,058

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2006 Form 10-K for NE LP and Subsidiaries.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2007	2006

REVENUES	$62,659	$87,226

COSTS AND EXPENSES (INCOME):
Fuel (net of fuel sales)	86	(9,335)
Operations and maintenance	3,853	3,234
Depreciation and amortization	24,785	24,365
General and administrative	2,395	2,542

Total costs and expenses	31,119	20,806

OPERATING INCOME	31,540	66,420

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	118	129
Interest expense	9,407	11,920
Interest income	(620)	(515)
Loss on disposal of assets	620	-

Total other expense - net	9,525	11,534

NET INCOME	$22,015	$54,886

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2007	2006

NET CASH PROVIDED BY OPERATING ACTIVITIES	$78,078	$76,256

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,146)	(745)

Net cash used in investing activities	(2,146)	(745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the Funding Corp. notes	(26,321)	-
Principal payments on the Acquisition Corp. note	(6,600)	-
Distributions to partners	(4,847)	(45,307)

Net cash used in financing activities	(37,768)	(45,307)

Net increase in cash and cash equivalents	38,164	30,204
Cash and cash equivalents at beginning of period	84,125	96,055

Cash and cash equivalents at end of period	$122,289	$126,259

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$19,247	$-

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2006 Form 10-K for NE LP and Subsidiaries.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP CONDENSED COMBINED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$102,051	$70,398
Accounts receivable	71,154	100,636
Spare parts inventories	4,609	4,574
Fuel inventories	5,273	10,034
Prepaid expenses and other current assets	1,034	5,282

Total current assets	184,121	190,924

Non-current assets:
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $174,291 and $170,338, respectively)	346,656	349,592
Power purchase agreements (net of accumulated amortization of $553,398 and $533,127, respectively)	387,959	408,229
Other assets	6,560	6,213

Total non-current assets	745,887	768,746

TOTAL ASSETS	$930,008	$959,670

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$54,021	$80,342
Accrued interest payable	5,451	12,129
Accounts payable	1,546	1,830
Due to related parties	31,005	23,471
Other accrued expenses	9,252	15,995

Total current liabilities	101,275	133,767

Non-current liabilities:
Deferred revenue	27,560	24,100
Notes payable - the Funding Corp.	171,640	171,640
Energy bank and other liabilities	-	1,471
Lease payable	554	554

Total non-current liabilities	199,754	197,765

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	6,291	6,282
Limited partners	622,688	621,856

Total partners' equity	628,979	628,138

TOTAL LIABILITIES AND PARTNERS' EQUITY	$930,008	$959,670

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2006 Form 10-K for NEA and NJEA.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP CONDENSED COMBINED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2007	2006

REVENUES	$62,659	$87,226

COSTS AND EXPENSES (INCOME):
Fuel (net of fuel sales)	86	(9,335)
Operations and maintenance	3,853	3,234
Depreciation and amortization	24,785	24,365
General and administrative	2,395	2,536

Total costs and expenses	31,119	20,800

OPERATING INCOME	31,540	66,426

OTHER EXPENSE (INCOME):
Interest expense	5,620	7,805
Interest income	(609)	(506)
Loss on disposal of assets	620	-

Total other expense - net	5,631	7,299

NET INCOME	$25,909	$59,127

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2007	2006

NET CASH PROVIDED BY OPERATING ACTIVITIES	$85,188	$76,249

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,146)	(745)

Net cash used in investing activities	(2,146)	(745)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes	(26,321)	-
Distributions to partners	(25,068)	(61,658)

Net cash used in financing activities	(51,389)	(61,658)

Net increase in cash and cash equivalents	31,653	13,846
Cash and cash equivalents at beginning of period	70,398	96,047

Cash and cash equivalents at end of period	$102,051	$109,893

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$12,129	$-

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2006 Form 10-K for NEA and NJEA.

ESI TRACTEBEL FUNDING CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2007	December 31, 2006

ASSETS
Current assets:
Cash	$1	$1
Interest receivable from the Partnerships	5,451	12,129
Current portion of notes receivable from the Partnerships	54,021	80,342

Total current assets	59,473	92,472

Notes receivable from the Partnerships	171,640	171,640

TOTAL ASSETS	$231,113	$264,112

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$54,021	$80,342
Accrued interest payable	5,451	12,129

Total current liabilities	59,472	92,471

Debt securities payable	171,640	171,640

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$231,113	$264,112

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2007	2006

Interest income - affiliate	$5,451	$6,677
Interest expense	(5,451)	(6,677)

NET INCOME	$-	$-

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2006 Form 10-K for the Funding Corp.

ESI TRACTEBEL FUNDING CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2007	2006

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received from the Partnerships	26,321	-

Net cash provided by investing activities	26,321	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	(26,321)	-

Net cash used in financing activities	(26,321)	-

Net change in cash	-	-
Cash at beginning of period	1	1

Cash at end of period	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$12,129	$-

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2006 Form 10-K for the Funding Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2007	December 31, 2006

ASSETS
Current assets:
Interest receivable from NE LP	$3,428	$7,119
Current portion of note receivable from NE LP	22,000	28,600

Total assets	25,428	35,719

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	149,600	149,600

Total non-current assets	149,752	149,752

TOTAL ASSETS	$175,180	$185,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$40	$40
Accrued interest payable	3,428	7,119
Current portion of debt securities payable	22,000	28,600

Total current liabilities	25,468	35,759

Non-current liabilities:
Debt securities payable	149,600	149,600
Other	34	36

Total non-current liabilities	149,634	149,636

TOTAL LIABILITIES	175,102	185,395

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued and outstanding	-	-
Retained earnings	78	76

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$175,180	$185,471

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2007	2006

Interest income - affiliate	$3,428	$3,691
Interest expense	(3,425)	(3,688)

Income before income taxes	3	3
Income tax expense	(1)	(1)

NET INCOME	$2	$2

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2006 Form 10-K for the Acquisition Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2007	2006

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received from NE LP	6,600	-

Net cash provided by investing activities	6,600	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	(6,600)	-

Net cash used in financing activities	(6,600)	-

Net change in cash	-	-
Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,119	$-

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2006 Form 10-K for the Acquisition Corp.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
ESI TRACTEBEL FUNDING CORP.
ESI TRACTEBEL ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The accompanying Condensed Consolidated Financial Statements, Condensed Combined Financial Statements and Condensed Financial Statements should be read in conjunction with the 2006 Form 10-K for the registrants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. Prior year's amounts included in the Condensed Consolidated Financial Statements and the Condensed Combined Financial Statements and the Notes herein have been adjusted to reflect the retrospective application of a Financial Accounting Standards Board (FASB) Staff Position related to planned major maintenance activities adopted by NE LP and the Partnerships effective December 31, 2006. The results of operations for an interim period generally will not give a true indication of results for the year.

1. Combined Statement of Partners' Equity
NEA's and NJEA's general partner (GP) and limited partner (LP) equity balances are comprised of the following:

	NEA			NJEA			Combined

	GP	LP	Total	GP	LP	Total	GP	LP	Total

	(Thousands of Dollars)

Balances, December 31, 2006	$2,442	$241,706	$244,148	$3,840	$380,150	$383,990	$6,282	$621,856	$628,138
Balances, March 31, 2007	$2,410	$238,504	$240,914	$3,881	$384,184	$388,065	$6,291	$622,688	$628,979

The Partnerships (NEA and NJEA) paid distributions to NE LP totaling $25.1 million and $61.7 million for the three months ended March 31, 2007 and 2006, respectively. NE LP paid distributions to its partners totaling $4.8 million and $45.3 million for the three months ended March 31, 2007 and 2006, respectively.

2. Accounting for Derivative Instruments and Hedging Activities

Derivative instruments are recorded on NE LP's and the Partnerships' consolidated and combined balance sheets as either an asset or liability (in prepaid expenses and other current assets, other assets and other accrued expenses) measured at fair value in accordance with Statement of Financial Accounting Standards 133 "Accounting for Derivative Instruments and Hedging Activities," (as amended and interpreted). NE LP and the Partnerships use derivative instruments (primarily forward purchases and sales, swaps and options) to manage the commodity price risk inherent in fuel and electricity contracts. In addition NE LP and the Partnerships use derivatives to optimize the value of power generation assets.

All changes in the derivatives' fair value (unrealized mark-to-market gains and losses) for power purchases and sales are recognized net in revenues, and fuel purchases and sales are recognized net in fuel expense unless hedge accounting is applied. While substantially all of NE LP's and the Partnerships' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge at inception and it must be highly effective in offsetting the hedged risk. Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable. NE LP and the Partnerships believe that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has not occurred. Generally, the hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. At March 31, 2007, no cash flow hedges existed at NE LP and the Partnerships. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings. The ineffective portion of these hedges flows through earnings in the current period. Settlement gains and losses are included within the line items in the statements of operations to which they relate. There were no net gains/losses on cash flow hedges in comprehensive income for the three months ended March 31, 2007 and 2006. As a result, there were no differences between comprehensive income and net income for the three months ended March 31, 2007 and 2006, respectively.

Unrealized mark-to-market (losses)/gains on derivative transactions were $(5.3) million and $1.3 million for the quarters ended March 31, 2007 and 2006, respectively, and are included in fuel expense (net of fuel sales) on the condensed consolidated and combined statements of operations. The current portion of the derivative liability was $0.6 million at March 31, 2007 and is included in the condensed consolidated and combined balance sheets under other accrued expenses. There were no non-current derivative liabilities at March 31, 2007. There were no derivative assets at March 31, 2007.

3. Commitments and Contingencies
The long-term contractual obligations of NE LP and the Partnerships at March 31, 2007 are as follows:

NE LP AND THE PARTNERSHIPS March 31, 2007 (Thousands of Dollars)

	Total	2007	2008 - 09	2010 - 11	Thereafter

CONTRACTUAL OBLIGATIONS

The Partnerships:
Funding Corp. debt(a)	$276,864	$74,566	$132,295	$70,003	$-
Operating leases	1,618	223	630	678	87
Other long-term obligations:
Administrative agreement(b)	7,050	450	1,200	1,200	4,200
O&M agreement(b)	14,625	1,125	3,000	3,000	7,500
Fuel management agreement(b)	15,075	675	1,800	1,800	10,800
Steam sales termination agreement(c)	3,113	3,113	-	-	-
Natural gas, including transportation and storage	52,457	7,122	19,340	17,772	8,223

Total Partnerships	370,802	87,274	158,265	94,453	30,810

NE LP:
Acquisition Corp. debt(a)	217,391	35,271	69,582	112,538	-
Affiliate debt(a)	21,442	4,765	9,530	7,147	-

Total NE LP	238,833	40,036	79,112	119,685	-

Total contractual obligations	$609,635	$127,310	$237,377	$214,138	$30,810

(a)	Includes principal and interest.
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements, Notes to Condensed Combined Financial Statements and Notes to Condensed Financial Statements contained herein (the Notes) and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2006 Form 10-K for the registrants. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

Results of Operations

NE LP Consolidated and the Partnerships - NE LP's net income for the first quarter of 2007 was $22.0 million compared to $54.9 million for the same period in 2006, and the Partnerships' net income for the first quarter of 2007 was $25.9 million compared to $59.1 million for the same period in 2006. The first quarter 2006 net income of NE LP and the Partnerships has been adjusted to reflect the retrospective application of a FASB Staff Position related to planned major maintenance activities adopted by NE LP and the Partnerships effective December 31, 2006. Net income decreased for the three months ended March 31, 2007 compared to the same period in 2006, due primarily to lower revenues net of purchased power of $17.4 million resulting from unfavorable pricing under the power purchase agreements during the quarter, higher purchased power costs of $1.2 million due primarily to supplying power from the market rather than the facilities, lower utility energy bank amortization of $9.6 million due to NEA's satisfaction of the energy bank liability balance in January 2007, higher fuel expense of $3.2 million due to lower margin on gas sales, and unrealized mark-to-market losses on derivatives of approximately $5.3 million compared to gains of approximately $1.3 million in the same period in 2006. These decreases were partially offset by increased capacity revenues of $2.9 million and lower interest expense of $2.5 million due to lower outstanding debt balances.

Revenue decreased for the three months ended March 31, 2007 compared to the same period in 2006 primarily due to unfavorable pricing under the power purchase agreements of $17.4 million, higher purchased power costs of $1.2 million due to market sourcing of power to fulfill the Partnerships' obligations under the power purchase agreements, and lower utility energy bank amortization of $9.6 million, partially offset by an increase of $2.9 million in capacity revenue. NE LP's revenues for the three months ended March 31, 2007 and 2006 were comprised of $62.7 million and $87.2 million of power sales to utilities, net of purchased power, respectively.

Fuel expense, net of fuel sales, increased for the three months ended March 31, 2007 compared to the same period in 2006 by $3.2 million due to lower margin on gas sales and $6.6 million due to lower unrealized mark-to-market gains on derivatives primarily associated with gas storage supply. These increases in fuel expense, net of fuel sales, were partially offset by $0.4 million due to supplying power from the market rather than the NJEA and NEA facilities.

Operations and maintenance expense increased for the three months ended March 31, 2007 compared to the same period in 2006 primarily as a result of scheduled maintenance outages at the NJEA and NEA facilities and repair work performed on one of NEA's combustion turbines.

Depreciation and amortization expense increased for the three months ended March 31, 2007 compared to the same period in 2006 due primarily to increased amortization of the 2005 addition of an intangible asset of $29.9 million related to the NEA amended and restated power purchase agreement.

NE LP and the Partnerships make scheduled interest and principal payments on their outstanding debt. NE LP and the Partnerships are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Under the terms of the trust indentures, the December 30, 2006 debt service payment was made on January 2, 2007, and included $19.2 million of accrued interest at December 31, 2006. Interest expense for NE LP and the Partnerships decreased in the first three months of 2007 due to decreasing principal balances on their outstanding debt and NEA's satisfaction of the energy bank liability balance in January 2007.

Interest income increased for the first quarter of 2007 compared to the same period in 2006 due to higher cash balances and interest rates.

In connection with repair work performed on one of NEA's combustion turbines, NE LP and the Partnerships recognized a loss on disposal of assets of $0.6 million for the three months ended March 31, 2007.

Transcontinental Gas Pipeline Corporation (Transco) filed a new general rate case on August 31, 2006 with the Federal Energy Regulatory Commission (FERC). The rate case proposed rate increases for most services, fueled largely by a proposed increase of approximately $250 million in the cost of service. NEA currently holds 50,508 MMBtu/day of capacity on Transco's system, and the proposed rates would result in an annual increase of approximately $0.7 million in transportation costs for NEA. FPL Energy, LLC (FPL Energy) on behalf of NEA and other plants operated by FPL Energy, filed a protest of the rate increase with FERC on September 12, 2006. FERC has issued an order setting this proceeding for a hearing on September 5, 2007. The filed rates went into effect on March 1, 2007. If FPL Energy's protest on behalf of NEA is successful, a portion of the increased rates would be refunded. Settlement conferences were held in February, April and May 2007, with no resolutions reached. Additional settlement conferences will be held in the second quarter of 2007.

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt. Both entities are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Under the terms of the trust indentures, the December 30, 2006 debt service payment was made on January 2, 2007 and included $12.1 million and $7.1 million of accrued interest at December 31, 2006 for the Funding Corp. and the Acquisition Corp., respectively. Interest expense for both the Funding Corp. and Acquisition Corp. decreased in the first three months of 2007 as a result of decreasing principal balances on their outstanding debt.

Liquidity and Capital Resources

NE LP and the Partnerships - The increases in net cash provided by operating activities for NE LP and the Partnerships for the three months ended March 31, 2007 compared to the three months ended March 31, 2006 were primarily due to increased capacity revenues in 2007, partially offset by higher purchased power as a result of sourcing power from the market rather than the NJEA and NEA facilities.

Capital expenditures for the Partnerships were $2.1 million and $0.7 million for the three months ended March 31, 2007 and 2006, respectively. The increase relates to various upgrades of equipment at the two generating facilities.

NE LP and each of the Partnerships make scheduled interest and principal payments on their outstanding debt. Each is scheduled to make semi-annual principal and interest payments on June 30 and December 30. Under the terms of the trust indentures, the December 30, 2006 debt service payment was made on January 2, 2007, and included $19.2 million of accrued interest at December 31, 2006.

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt on June 30 and December 30. Under the terms of the trust indentures, the December 30, 2006 debt service payment was made on January 2, 2007, and included $12.1 million and $7.1 million of accrued interest at December 31, 2006 for the Funding Corp. and the Acquisition Corp., respectively.

NE LP's and the Partnerships' long-term contractual obligations at March 31, 2007 are shown in Note 3.
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

NE LP and the Partnerships use a value-at-risk (VaR) model to measure market risk in their trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of March 31, 2007 and December 31, 2006, the VaR figures (in thousands) are as follows:

	Trading and Managed Hedges(a)	Non-Qualifying Hedges and Hedges in OCI(b)	Total

December 31, 2006	$-	$15	$15
March 31, 2007	$-	$10	$10
Average for the period ended March 31, 2007	$-	$11	$11

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

Concentration of Credit Risk - At March 31, 2007 and December 31, 2006, a majority of NE LP's and the Partnerships' trade receivables were derived from electricity sales to three utilities under long-term power purchase agreements. If any one or more of these customers' receivable balances should be deemed uncollectible, it could have a material adverse effect on NE LP's and the Partnerships' results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Sensitivity.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2007, the Acquisition Corp. and NE LP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of the Acquisition Corp. and NE LP or their equivalent (Principal Officers), of the effectiveness of the design and operation of the Acquisition Corp.'s and NE LP's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the Principal Officers concluded the Acquisition Corp.'s and NE LP's disclosure controls and procedures are effective in timely alerting them to material information relating to the Acquisition Corp. and NE LP and its consolidated subsidiaries required to be included in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Principal Officers, to allow timely decisions regarding required disclosure. The Acquisition Corp. and NE LP have a Disclosure Committee, which is made up of several key management employees and reports directly to the Principal Officers of each of the Acquisition Corp. and NE LP, to monitor and evaluate these disclosure controls and procedures. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the Acquisition Corp. and NE LP cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

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

PART II - OTHER INFORMATION
Item 1A. Risk Factors

There were no material changes from the risk factors disclosed in the registrants' 2006 Form 10-K. The factors discussed in Part 1, Item 1A. Risk Factors in the Acquisition Corp.'s and NE LP's 2006 Form 10-K, as well as other information set forth in this report, which could materially affect the Acquisition Corp.'s and NE LP's business, financial condition and/or future operating results should be carefully considered. The risks described in the registrants' 2006 Form 10-K are not the only risks facing the registrants. Additional risks and uncertainties not currently known to the registrants, or that are currently deemed to be immaterial also may materially adversely affect the registrants' business, financial condition and/or future operating results.

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

Date: May 14, 2007

MARK R. SORENSEN

Mark R. Sorensen Vice President and Treasurer of ESI Northeast Energy GP, Inc. Treasurer of ESI Tractebel Acquisition Corp. (Principal Financial and Principal Accounting Officer of the Registrants)