Form 10-Q
period 2007-06-30
ESI TRACTEBEL ACQUISITION CORP; NORTHEAST ENERGY LP
filed 2007-08-08
CIK 1059027, 1059025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of July 31, 2007, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1999. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions or future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "believe," "could," "estimated," "may," "plan," "potential," "projection," "target," "outlook") are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on the Acquisition Corp.'s and/or NE LP's (together, the registrants) operations and financial results, and could cause Acquisition Corp.'s and/or NE LP's actual results to differ materially from those contained in forward-looking statements made by or on behalf of either of the registrants in this combined Form 10-Q, in presentations, or in response to questions or otherwise.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$111,480	$84,125
Accounts receivable	68,134	100,636
Spare parts inventories	4,517	4,574
Fuel inventories	9,280	10,034
Prepaid expenses and other current assets	1,811	5,290

Total current assets	195,222	204,659

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $5,544 and $5,307, respectively)	1,416	1,653
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $179,194 and $170,338, respectively)	342,445	349,592
Power purchase agreements (net of accumulated amortization of $573,754 and $533,127, respectively)	367,603	408,229
Other assets	6,498	6,213

Total non-current assets	722,674	770,399

TOTAL ASSETS	$917,896	$975,058

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$79,921	$80,342
Current portion of note payable - the Acquisition Corp.	33,000	28,600
Current portion of note payable - affiliate	3,514	3,375
Accrued interest payable	17,757	19,247
Accounts payable	7,122	1,830
Due to related parties	5,795	23,472
Other accrued expenses	18,766	24,641

Total current liabilities	165,875	181,507

Non-current liabilities:
Deferred revenue	32,836	24,100
Notes payable - the Funding Corp.	145,740	171,640
Note payable - the Acquisition Corp.	138,600	149,600
Note payable - affiliate	12,429	14,227
Energy bank and other liabilities	152	1,621
Lease payable	443	554

Total non-current liabilities	330,200	361,742

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	8,436	8,636
Limited partners	413,385	423,173

Total partners' equity	421,821	431,809

TOTAL LIABILITIES AND PARTNERS' EQUITY	$917,896	$975,058

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2006 Form 10-K for NE LP and Subsidiaries.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

REVENUES	$80,131	$81,030	$142,790	$168,256

COSTS AND EXPENSES (INCOME):
Fuel (net of fuel sales)	16,617	6,532	16,704	(2,803)
Operations and maintenance	2,573	5,912	6,427	9,144
Depreciation and amortization	25,696	24,501	50,480	48,866
General and administrative	2,432	2,452	4,828	4,994

Total costs and expenses	47,318	39,397	78,439	60,201

OPERATING INCOME	32,813	41,633	64,351	108,055

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	119	129	236	258
Interest expense	9,365	11,658	18,772	23,578
Interest income	(696)	(603)	(1,317)	(1,118)
(Gain) / loss on disposal of assets	(27)	-	593	-

Total other expense - net	8,761	11,184	18,284	22,718

NET INCOME	$24,052	$30,449	$46,067	$85,337

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2007	2006

NET CASH PROVIDED BY OPERATING ACTIVITIES	$120,802	$79,639

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,812)	(2,313)

Net cash used in investing activities	(2,812)	(2,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the Funding Corp. notes	(26,321)	(26,320)
Principal payments on the Acquisition Corp. note	(6,600)	(6,600)
Principal payments on the affiliate notes	(1,659)	(1,531)
Distributions to partners	(56,055)	(90,646)

Net cash used in financing activities	(90,635)	(125,097)

Net increase / (decrease) in cash and cash equivalents	27,355	(47,771)
Cash and cash equivalents at beginning of period	84,125	96,055

Cash and cash equivalents at end of period	$111,480	$48,284

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$19,971	$21,589

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Non-cash distribution to partners	$-	$3,584

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

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash and cash equivalents	$93,613	$70,398
Accounts receivable	68,134	100,636
Spare parts inventories	4,517	4,574
Fuel inventories	9,280	10,034
Prepaid expenses and other current assets	1,801	5,282

Total current assets	177,345	190,924

Non-current assets:
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $179,194 and $170,338, respectively)	342,445	349,592
Power purchase agreements (net of accumulated amortization of $573,754 and $533,127, respectively)	367,603	408,229
Other assets	6,498	6,213

Total non-current assets	721,258	768,746

TOTAL ASSETS	$898,603	$959,670

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$79,921	$80,342
Accrued interest payable	10,902	12,129
Accounts payable	7,122	1,830
Due to related parties	5,795	23,471
Other accrued expenses	10,120	15,995

Total current liabilities	113,860	133,767

Non-current liabilities:
Deferred revenue	32,836	24,100
Notes payable - the Funding Corp.	145,740	171,640
Energy bank and other liabilities	-	1,471
Lease payable	443	554

Total non-current liabilities	179,019	197,765

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	6,058	6,282
Limited partners	599,666	621,856

Total partners' equity	605,724	628,138

TOTAL LIABILITIES AND PARTNERS' EQUITY	$898,603	$959,670

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

REVENUES	$80,131	$81,030	$142,790	$168,256

COSTS AND EXPENSES (INCOME):
Fuel (net of fuel sales)	16,617	6,532	16,704	(2,803)
Operations and maintenance	2,573	5,912	6,427	9,144
Depreciation and amortization	25,696	24,501	50,480	48,866
General and administrative	2,425	2,450	4,820	4,983

Total costs and expenses	47,311	39,395	78,431	60,190

OPERATING INCOME	32,820	41,635	64,359	108,066

OTHER EXPENSE (INCOME):
Interest expense	5,574	7,539	11,193	15,344
Interest income	(664)	(577)	(1,273)	(1,083)
(Gain) / loss on disposal of assets	(27)	-	593	-

Total other expense - net	4,883	6,962	10,513	14,261

NET INCOME	$27,937	$34,673	$53,846	$93,805

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2007	2006

NET CASH PROVIDED BY OPERATING ACTIVITIES	$128,608	$87,849

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,812)	(2,313)

Net cash used in investing activities	(2,812)	(2,313)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on the Funding Corp. notes	(26,321)	(26,320)
Distributions to partners	(76,260)	(106,996)

Net cash used in financing activities	(102,581)	(133,316)

Net increase / (decrease) in cash and cash equivalents	23,215	(47,780)
Cash and cash equivalents at beginning of period	70,398	96,047

Cash and cash equivalents at end of period	$93,613	$48,267

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$12,129	$13,355

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2006 Form 10-K for NEA and NJEA.

ESI TRACTEBEL FUNDING CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Cash	$1	$1
Interest receivable from the Partnerships	10,902	12,129
Current portion of notes receivable from the Partnerships	79,921	80,342

Total current assets	90,824	92,472

Notes receivable from the Partnerships	145,740	171,640

TOTAL ASSETS	$236,564	$264,112

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$79,921	$80,342
Accrued interest payable	10,902	12,129

Total current liabilities	90,823	92,471

Debt securities payable	145,740	171,640

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$236,564	$264,112

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Interest income	$5,451	$6,678	$10,902	$13,355
Interest expense	(5,451)	(6,678)	(10,902)	(13,355)

NET INCOME	$-	$-	$-	$-

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2006 Form 10-K for the Funding Corp.

ESI TRACTEBEL FUNDING CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2007	2006

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received from the Partnerships	26,321	26,320

Net cash provided by investing activities	26,321	26,320

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	(26,321)	(26,320)

Net cash used in financing activities	(26,321)	(26,320)

Net change in cash	-	-
Cash at beginning of period	1	1

Cash at end of period	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$12,129	$13,355

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2006 Form 10-K for the Funding Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2007	December 31, 2006

ASSETS
Current assets:
Interest receivable from NE LP	$6,855	$7,119
Current portion of note receivable from NE LP	33,000	28,600

Total assets	39,855	35,719

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	138,600	149,600

Total non-current assets	138,752	149,752

TOTAL ASSETS	$178,607	$185,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$40	$40
Accrued interest payable	6,855	7,119
Current portion of debt securities payable	33,000	28,600

Total current liabilities	39,895	35,759

Non-current liabilities:
Debt securities payable	138,600	149,600
Other	33	36

Total non-current liabilities	138,633	149,636

TOTAL LIABILITIES	178,528	185,395

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued and outstanding	-	-
Retained earnings	79	76

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$178,607	$185,471

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2007	2006	2007	2006

Interest income	$3,428	$3,691	$6,855	$7,382
Interest expense	(3,426)	(3,689)	(6,850)	(7,377)

Income before income taxes	2	2	5	5
Income tax expense	(1)	(1)	(2)	(2)

NET INCOME	$1	$1	$3	$3

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2006 Form 10-K for the Acquisition Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2007	2006

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received from NE LP	6,600	6,600

Net cash provided by investing activities	6,600	6,600

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	(6,600)	(6,600)

Net cash used in financing activities	(6,600)	(6,600)

Net change in cash	-	-
Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$7,119	$7,382

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

1. Combined Statement of Partners' Equity
NEA's and NJEA's general partner (GP) and limited partner (LP) equity balances are comprised of the following:

	NEA			NJEA			Combined

	GP	LP	Total	GP	LP	Total	GP	LP	Total

	(Thousands of Dollars)

Balances, December 31, 2006	$2,442	$241,706	$244,148	$3,840	$380,150	$383,990	$6,282	$621,856	$628,138
Balances, June 30, 2007	$2,231	$220,934	$223,165	$3,827	$378,732	$382,559	$6,058	$599,666	$605,724

The Partnerships (NEA and NJEA) paid distributions to NE LP totaling $76.3 million and $107.0 million for the six months ended June 30, 2007 and 2006, respectively. NE LP issued distributions totaling $56.1 million and $94.2 million to its partners for the six months ended June 30, 2007 and 2006, respectively.

2. Accounting for Derivative Instruments and Hedging Activities

Derivative instruments are recorded on NE LP's and the Partnerships' consolidated and combined balance sheets as either an asset or liability (in prepaid expenses and other current assets, other assets and other accrued expenses) measured at fair value in accordance with Statement of Financial Accounting Standards No. (FAS) 133 "Accounting for Derivative Instruments and Hedging Activities," (as amended and interpreted). NE LP and the Partnerships use derivative instruments (primarily forward purchases and sales, swaps and options) to manage the commodity price risk inherent in fuel and electricity contracts. In addition NE LP and the Partnerships use derivatives to optimize the value of power generation assets.

All changes in the derivatives' fair value (unrealized mark-to-market gains and losses) for power purchases and sales are recognized on a net basis in revenues, and fuel purchases and sales are recognized on a net basis in fuel expense unless hedge accounting is applied. While substantially all of NE LP's and the Partnerships' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge and it must be highly effective in offsetting the hedged risk. Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable. NE LP and the Partnerships believe that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes. Transactions for which physical delivery is deemed not to have occurred are presented on a net basis. Generally, the hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. At June 30, 2007, no cash flow hedges existed at NE LP and the Partnerships. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings. The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period. Settlement gains and losses are included within the line items in the statements of operations to which they relate. There were no net gains/losses on cash flow hedges in comprehensive income for the three and six months ended June 30, 2007 and 2006. As a result, there were no differences between comprehensive income and net income for the three and six months ended June 30, 2007 and 2006, respectively.

Unrealized mark-to-market gains on derivative transactions were $0.9 million and $0.6 million for the quarters ended June 30, 2007 and 2006, respectively, and are included in fuel expense (net of fuel sales) on the condensed consolidated and combined statements of operations. Unrealized mark-to-market (losses) gains on derivative transactions were $(4.4) million and $1.9 million for the six months ended June 30, 2007 and 2006, respectively, and are included in fuel expense (net of fuel sales) on the condensed consolidated and combined statements of operations. The current portion of the derivative asset is $0.2 million at June 30, 2007 and is included in the condensed combined and consolidated balance sheets under prepaid expenses and other current assets. There was not a non-current component of the derivative asset at June 30, 2007. The current portion of the derivative asset was $4.6 million at December 31, 2006 and is included in the condensed combined and consolidated balance sheets under prepaid expenses and other current assets. There was not a non-current component of the derivative asset at December 31, 2006.

3. Commitments and Contingencies
The long-term contractual obligations of NE LP and the Partnerships at June 30, 2007 are as follows:

NE LP AND THE PARTNERSHIPS June 30, 2007 (Thousands of Dollars)

	Total	2007	2008 - 09	2010 - 11	Thereafter

CONTRACTUAL OBLIGATIONS

The Partnerships:
Funding Corp. debt(a)	$276,864	$74,566	$132,295	$70,003	$-
Operating leases	1,544	149	630	678	87
Other long-term obligations:
Administrative agreement(b)	6,900	300	1,200	1,200	4,200
O&M agreement(b)	14,250	750	3,000	3,000	7,500
Fuel management agreement(b)	14,850	450	1,800	1,800	10,800
Steam sales termination agreement(c)	2,076	2,076	-	-	-
Natural gas, including transportation and storage	50,133	4,798	19,340	17,772	8,223

Total Partnerships	366,617	83,089	158,265	94,453	30,810

NE LP:
Acquisition Corp. debt(a)	217,391	35,271	69,582	112,538	-
Affiliate debt(a)	19,059	2,382	9,530	7,147	-

Total NE LP	236,450	37,653	79,112	119,685	-

Total contractual obligations	$603,067	$120,742	$237,377	$214,138	$30,810

(a)	Includes principal and interest.
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

Results of Operations

NE LP Consolidated and the Partnerships - NE LP's consolidated net income for the three months ended June 30, 2007 was $24.1 million compared to $30.4 million for the same period in 2006, and the Partnerships' net income for the three months ended June 30, 2007 was $27.9 million compared to $34.7 million for the same period in 2006. Net income for the three months ended June 30, 2006 of NE LP and the Partnerships has been adjusted to reflect the retrospective application of a FASB Staff Position related to planned major maintenance activities adopted by NE LP and the Partnerships effective December 31, 2006. Net income decreased for the three months ended June 30, 2007 compared to the same period in 2006 primarily due to lower revenues net of purchased power of $8.4 million resulting from unfavorable pricing under the power purchase agreements during the period, lower energy bank amortization of $9.2 million due to NEA's satisfaction of the energy bank liability balance in January 2007, lower emissions credit sales of $1.8 million, and increased fuel expense, net of fuel sales, of $13.5 million due to increased generation of power from the NEA and NJEA facilities to fulfill the Partnerships' obligations under the power purchase agreements. These decreases were partially offset by lower purchased power costs of $15.2 million due to increased generation of power from the NEA and NJEA facilities to fulfill the Partnerships' obligations under the power purchase agreements, increases in capacity revenues of $2.8 million, higher margin on gas sales of $3.2 million, lower operations and maintenance expenses of $3.3 million due to lower levels of scheduled facilities maintenance in 2007, and lower interest expense of $2.3 million due to lower outstanding debt balances.

NE LP's consolidated net income for the six months ended June 30, 2007 was $46.1 million compared to $85.3 million for the same period in 2006, and the Partnerships' net income for the six months ended June 30, 2007 was $53.8 million compared to $93.8 million for the same period in 2006. Net income for the six months ended June 30, 2006 of NE LP and the Partnerships has been adjusted to reflect the retrospective application of a FASB Staff Position related to planned major maintenance activities adopted by NE LP and the Partnerships effective December 31, 2006. Net income decreased for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to lower revenues net of purchased power of $25.7 million resulting from unfavorable pricing under the power purchase agreements during the period, lower energy bank amortization of $18.8 million due to NEA's satisfaction of the energy bank liability balance in January 2007, lower emissions credit sales of $1.8 million, increased fuel expense, net of fuel sales, of $13.2 million due to increased generation of power from the NEA and NJEA facilities to fulfill the Partnerships' obligations under the power purchase agreements, and an increase in unrealized mark-to-market losses on derivatives primarily associated with gas storage supply of $6.3 million. These decreases were partially offset by lower purchased power costs of $13.9 million due to increased generation of power from the NEA and NJEA facilities to fulfill the Partnerships' obligations under the power purchase agreements, increases of $5.7 million and $1.2 million in capacity revenues and ancillary revenues, respectively, lower operations and maintenance expenses of $2.7 million due to lower levels of scheduled facilities maintenance in 2007, and lower interest expense of $4.8 million due to lower outstanding debt balances.

Revenues decreased for the three months ended June 30, 2007 compared to the same period in 2006 primarily due to unfavorable pricing under the power purchase agreements of $8.4 million, lower energy bank amortization of $9.2 million due to NEA's satisfaction of the energy bank liability balance in January 2007, and lower emissions credit sales of $1.8 million, partially offset by lower purchased power costs of $15.2 million due to increased generation of power from the NEA and NJEA facilities to fulfill the Partnerships' obligations under the power purchase agreements, and increases of $2.8 million and $0.5 million in capacity revenues and ancillary revenues, respectively. NE LP's revenues for the three months ended March 31, 2007 and 2006 were comprised of $80.1 million and $81.0 million of power sales to utilities, net of purchased power, respectively. Power sales to utilities reflect energy bank amortization and interest totaling $9.2 million, and emissions credit sales of $1.8 million for the three months ended June 30, 2006.

Fuel expense, net of fuel sales, increased for the three months ended June 30, 2007 by $13.5 million due to increased generation of power from the NEA and NJEA facilities to fulfill the Partnerships' obligations under the power purchase agreements. This increase in fuel expense, net of fuel sales, was partially offset by $3.2 million due to higher margin on gas sales and $0.3 million due to higher unrealized mark-to-market gains on derivatives primarily associated with gas storage supply.

Revenue decreased for the six months ended June 30, 2007 compared to the same period in 2006 primarily due to unfavorable pricing under the power purchase agreements of $25.7 million, lower energy bank amortization of $18.8 million due to NEA's satisfaction of the energy bank liability balance in January 2007, and lower emissions credit sales of $1.8 million, partially offset by lower purchased power costs of $13.9 million due to increased generation of power from the NEA and NJEA facilities to fulfill the Partnerships' obligations under the power purchase agreements, and increases of $5.7 million and $1.2 million in capacity revenues and ancillary revenues, respectively. NE LP's revenues for the six months ended June 30, 2007 and 2006 were comprised of $142.8 million and $168.3 million of power sales to utilities, net of purchased power, respectively. Power sales to utilities reflect energy bank amortization and interest totaling $1.5 million and $20.3 million for the six months ended June 30, 2007 and 2006, respectively, and emissions credit sales of $1.8 million for the six months ended June 30, 2006.

Fuel expense, net of fuel sales, increased for the six months ended June 30, 2007 by $13.2 million due to increased generation of power from the NEA and NJEA facilities to fulfill the Partnerships' obligations under the power purchase agreements, in addition to a net change of $6.3 million due to higher unrealized mark-to-market losses on derivatives primarily associated with gas storage supply.

Operations and maintenance expense decreased for the three months and six months ended June 30, 2007 compared to the same periods in 2006 primarily as a result of scheduled maintenance outages at the NJEA and NEA facilities that occurred in 2006, partially offset in 2007 by repair work performed on one of NEA's combustion turbines.

Depreciation and amortization expense increased for the three months and six months ended June 30, 2007 compared to the same periods in 2006 due primarily to increased amortization of the 2005 addition of an intangible asset of $29.9 million related to the NEA amended and restated power purchase agreement.

NE LP and the Partnerships make scheduled interest and principal payments on their outstanding debt. NE LP and the Partnerships are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Under the terms of the Funding Corp. and Acquisition Corp. trust indentures, the December 30, 2006 and June 30, 2007 debt service payments were made on January 2, 2007 and July 2, 2007, respectively, and included $19.2 million and $17.8 million of accrued interest at December 31, 2006 and June 30, 2007, respectively. Interest expense for NE LP and the Partnerships decreased in the first three and six months of 2007 due to decreasing principal balances on their outstanding debt and NEA's satisfaction of the energy bank liability balance in January 2007.

Interest income increased for the three and six months ended June 30, 2007 compared to the same periods in 2006 due to higher average cash balances and interest rates.

In connection with repair work performed on one of NEA's combustion turbines, NE LP and the Partnerships recognized a net loss on disposal of assets of $0.6 million for the six months ended June 30, 2007.

Transcontinental Gas Pipeline Corporation (Transco) filed a new general rate case on August 31, 2006 with the Federal Energy Regulatory Commission (FERC). The rate case proposed rate increases for most services, fueled largely by a proposed increase of approximately $250 million in the cost of service. NEA currently holds 50,508 MMBtu/day of capacity on Transco's system, and the proposed rates would have resulted in an annual increase of approximately $0.7 million in transportation costs for NEA. FPL Energy, LLC (FPL Energy) on behalf of NEA and other plants operated by FPL Energy, filed a protest of the rate increase with FERC on September 12, 2006. The filed rates went into effect on March 1, 2007. On August 2, 2007, an agreement in principal was reached by the parties whereby the settled rates will result in an annual savings of $0.3 million in transportation costs for NEA from the filed rates, with the difference between any amounts paid on the filed rates through the date of final settlement and the settled rates to be refunded to NEA. The parties to the proposed settlement expect to finalize a settlement agreement and submit it for review and approval by FERC in late 2007 or early 2008.

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt. Both entities are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Under the terms of the trust indentures, the December 30, 2006 and June 30, 2007 debt service payments were made on January 2, 2007 and July 2, 2007, respectively, and included $12.1 million and $7.1 million of accrued interest at December 31, 2006 and $10.9 million and $6.9 million of accrued interest at June 30, 2007, for the Funding Corp. and the Acquisition Corp., respectively. Interest expense for both the Funding Corp. and Acquisition Corp. decreased in the three and six months ended June 30, 2007 as a result of decreasing principal balances on their outstanding debt.

Liquidity and Capital Resources

NE LP and the Partnerships - The increase in net cash provided by operating activities for NE LP and the Partnerships for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 was primarily due to increases in capacity revenue in 2007 of $5.7 million, lower purchased power costs of $13.9 million, an increase in collections of outstanding receivables of $17.4 million, and decreases in energy bank amortization in 2007 of $18.8 million due to NEA's satisfaction of the energy bank liability balance in January 2007, partially offset by higher fuel costs of $13.2 million.

Capital expenditures for the Partnerships were $2.8 million and $2.3 million for the six months ended June 30, 2007 and 2006, respectively. The increase relates to various upgrades of equipment at the two generating facilities.

NE LP and each of the Partnerships make scheduled interest and principal payments on their outstanding debt. Each is scheduled to make semi-annual principal and interest payments on June 30 and December 30. Under the terms of the Funding Corp. and Acquisition Corp. trust indentures, the December 31, 2006 and June 30, 2007 debt service payments were made on January 2, 2007 and July 2, 2007, respectively, and included $19.2 million of accrued interest at December 31, 2006 and $17.8 million of accrued interest at June 30, 2007, respectively.

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt on June 30 and December 30. Under the terms of the trust indentures, the December 31, 2006 and June 30, 2007 debt service payments were made on January 2, 2007 and July 2, 2007, respectively, and included $12.1 million and $7.1 million of accrued interest at December 31, 2006 and $10.9 million and $6.9 million of accrued interest at June 30, 2007, respectively for the Funding Corp. and the Acquisition Corp., respectively.

NE LP's and the Partnership's long-term contractual obligations at June 30, 2007 are shown in Note 3.
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

NE LP and the Partnerships use a value-at-risk (VaR) model to measure market risk in their trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of June 30, 2007 and December 31, 2006, the VaR figures (in thousands) are as follows:

	Trading and Managed Hedges(a)	Non-Qualifying Hedges and Hedges in OCI(b)	Total

December 31, 2006	$-	$15	$15
June 30, 2007	$-	$-	$-
Average for the period ended June 30, 2007	$-	$11	$11

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

Concentration of Credit Risk - At June 30, 2007 and December 31, 2006, a majority of NE LP's and the Partnerships' trade receivables were derived from electricity sales to three utilities under long-term power purchase agreements. If any one or more of these customers' receivable balances should be deemed uncollectible, it could have a material adverse effect on NE LP's and the Partnerships' results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Sensitivity.
Item 4. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2007, the Acquisition Corp. and NE LP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of the Acquisition Corp. and NE LP or their equivalent (Principal Officers), of the effectiveness of the design and operation of the Acquisition Corp.'s and NE LP's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the Principal Officers concluded the Acquisition Corp.'s and NE LP's disclosure controls and procedures are effective in timely alerting them to material information relating to the Acquisition Corp. and NE LP and its consolidated subsidiaries required to be included in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Principal Officers, to allow timely decisions regarding required disclosure. The Acquisition Corp. and NE LP have a Disclosure Committee, which is made up of several key management employees and reports directly to the Principal Officers of each of the Acquisition Corp. and NE LP, to monitor and evaluate these disclosure controls and procedures. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the Acquisition Corp. and NE LP cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

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

Date: August 8, 2007

MARK R. SORENSEN

Mark R. Sorensen Vice President and Treasurer of ESI Northeast Energy GP, Inc. Treasurer of ESI Tractebel Acquisition Corp. (Principal Financial and Principal Accounting Officer of the Registrants)