Form 10-K
period 2007-12-31
ESI TRACTEBEL ACQUISITION CORP; NORTHEAST ENERGY LP
filed 2008-03-13
CIK 1059027, 1059025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Indicate by check mark if the registrants are well-known seasoned issuers, as defined in Rule 405 of the Securities Act of 1933. Yes [ ] No [X]
Indicate by check mark if the registrants are not required to file reports pursuant to Section 13 or Section 15(d) of the Securities Exchange Act of 1934. Yes [X] No [ ]

Indicate by check mark whether the registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) have been subject to such filing requirements for the past 90 days.
       Yes [   ] No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one):

Large accelerated filers [ ]	Accelerated files [ ]	Non-accelerated filers [X]	Smaller reporting companies [ ]
(Do not check if a smaller reporting company)
As of February 29, 2008, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock, par value $0.10 per share, none of which were held by non-affiliates.

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

DEFINITIONS
Acronyms and defined terms used in the text include the following:
Term	Meaning

Acquisition Corp.	ESI Tractebel Acquisition Corp.
Act	Securities Act of 1933, as amended
avoided cost	the incremental cost to an electric utility of electric energy and/or capacity that, but for the purchase from a qualifying facility, such utility would generate itself or purchase from another source
Boston Edison	Boston Edison Company
Broad Street	Broad Street Contract Services, Inc.
Btu	British thermal units, a unit of energy
cogeneration	power production technology that provides for the sequential generation of two or more useful forms of energy from a single primary fuel source
Commonwealth	Commonwealth Electric Company
2005 Energy Act	Energy Policy Act of 2005
EPA	U.S. Environmental Protection Agency
ESI Energy	ESI Energy, LLC
ESI GP	ESI Northeast Energy GP, Inc.
ESI LP	ESI Northeast Energy LP, Inc.
ESI Northeast Acquisition	ESI Northeast Energy Acquisition Funding, Inc.
ESI Northeast Funding	ESI Northeast Energy Funding, Inc.
ESI Northeast Fuel	ESI Northeast Fuel Management, Inc.
ETURC	ESI Tractebel Urban Renewal Corporation, previously IEC Urban Renewal Corporation
FAS	Statement of Financial Accounting Standards No.
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
FPL Energy	FPL Energy, LLC
FPL Group	FPL Group, Inc.
FPL Group Capital	FPL Group Capital Inc
FPLE Operating Services	FPL Energy Operating Services, Inc.
Funding Corp.	ESI Tractebel Funding Corp., previously IEC Funding Corp.
IEC	Intercontinental Energy Corporation, a Massachusetts corporation
JCP&L	Jersey Central Power & Light Company
kwh	kilowatt-hour(s)
Management's Discussion	Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Montaup	Montaup Electric Company
MMBtu	millions of Btu
mw	megawatt(s)
NE LLC	Northeast Energy, LLC
NE LP	Northeast Energy, LP
NEA	Northeast Energy Associates, a limited partnership
NJEA	North Jersey Energy Associates, a limited partnership
NEPOOL	New England Power Pool
New England Power	New England Power Company
Note _	Note _ to Consolidated and Combined Financial Statements or Note _ to Financial Statements, as the case may be
O&M	operations and maintenance
Partners	ESI GP and ESI LP together with SUEZ GP and SUEZ LP
Partnerships	NEA together with NJEA
PMI	FPL Energy Power Marketing, Inc.
PJM	PJM Interconnection LLC (Pennsylvania-New Jersey-Maryland power pool)
ProGas	ProGas Limited of Alberta, Canada
PSE&G	Public Service Electric & Gas Company of Newark, New Jersey
PURPA	Public Utility Regulatory Policies Act of 1978, as amended
qualifying facilities or QFs	Non-utility power production facilities meeting the requirements of a qualifying facility under PURPA
Reform Act	Private Securities Litigation Reform Act of 1995
registrants	Acquisition Corp. and NE LP
Rule 144A	Rule 144A promulgated under the Act
SEMNA	SUEZ Energy Marketing NA, Inc. (previously known as Tractebel Energy Marketing, Inc.)
SUEZ	SUEZ Energy North America, Inc. (previously known as Tractebel, Inc.)
SUEZ GP	Tractebel Northeast Generation GP, Inc.
SUEZ LP	Tractebel Associates Northeast LP, Inc.
SUEZ Power	SUEZ Energy Generation North America, Inc. (previously known as Tractebel Power, Inc.)
Trustee	U.S. Bancorp, a Delaware corporation
Westinghouse	Siemens Westinghouse Operating Services Company
Westinghouse Power	Siemens Westinghouse Power Corporation

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Reform Act. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performance (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "aim," "believe," "could," "estimated," "may," "plan," "potential," "projection," "target," "outlook") are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to important factors included in Part I, Item 1A. Risk Factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on the Acquisition Corp.'s and/or NE LP's operations and financial results, and that could cause the Acquisition Corp.'s and/or NE LP's actual results to differ materially from those contained in forward-looking statements made by or on behalf of either or both of the registrants in this combined Form 10-K, in presentations, in response to questions or otherwise.

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

One of the NEA power purchase agreements was required to have an energy bank to record cumulative payments made by the utility in excess of avoided cost rates scheduled or specified in that agreement. The energy bank balance bore interest at a rate specified in the agreement, and was partially secured by a letter of credit. In accordance with the agreement, in January 2007 NEA fulfilled its obligations to the utility related to the energy bank, and the energy bank requirement no longer applies.

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

On August 31, 2003, the Termination Agreement became effective and two new replacement long-term gas supply agreements were entered into by NEA with PMI and SEMNA, each of which are related to NE LP, which became effective September 1, 2003. These two contracts provided NEA with the same combined quantity of natural gas and with pricing that was expected to be more favorable over the term of the agreements.

In December 2003, an agreement between NJEA and a New Jersey utility became effective to amend and restate the power purchase agreement in order to realize cost savings by sourcing power from the wholesale market rather than NJEA's facility during periods when market prices are lower than generation costs. The agreement provides for, among other things, the delivery of electricity to the New Jersey utility from sources other than NJEA's facility when NJEA decides to do so. In connection with this restructuring, NJEA amended its remaining long-term gas supply agreement. Under the terms of the amended long-term gas supply agreement, the supplier provides all of the fuel required to run the facility when it is operating.

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

In January 2004, NEA's Partial Termination Agreement became effective resulting in a reduction of the daily delivery of fuel to 12,507 MMBtu/day. To replace the remaining fuel requirements, NEA entered into two additional replacement long-term gas supply agreements with PMI and SEMNA at a market index which became effective in January 2004. This reduction in NEA's volume of fixed gas exposes NEA to increases in the price of natural gas. When combined, NJEA's and NEA's exposures to changes in natural gas prices were minimal for each of 2007, 2006 and 2005.

In connection with the NJEA amended and restated power purchase agreement, in March 2004, NJEA exercised its option to terminate its steam sales contract since the NJEA facility no longer operates as a base load facility. Under the terms of the termination agreement, NJEA no longer supplies steam to the steam offtaker and NJEA was obligated to pay the offtaker a monthly fee of approximately $0.4 million through December 2007.

On February 28, 2005, the amended and restated power purchase agreements among NEA as seller, and Boston Edison and Commonwealth as utility purchasers became effective. The amended and restated agreements provide for, among other things, NEA obtaining the right to source power from the wholesale market in addition to sourcing power from NEA's facility. Affiliates of NE LP's partners paid approximately $29.9 million to the utility purchasers in the form of loans to NE LP in the same amount due on December 31, 2005. This payment was capitalized as part of the power purchase agreements' intangible asset on the balance sheet at December 31, 2005. These loans were repaid with interest in April 2005 from funds otherwise available for NE LP partnership distributions. As a result of the amended and restated power purchase agreements, NE LP and the Partnerships adopted Emerging Issues Task Force Issue No. (EITF) 91-6, "Revenue Recognition of Long-Term Power Sales Contracts", which requires NE LP and the Partnerships to recognize revenue as the lesser of the amount billable under the agreement or the estimated average revenue over the term of the agreements.

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

NEA and New England Power terminated the remaining power purchase agreement effective February 28, 2005. The terminated agreement had covered approximately 8% of NEA's output up to 25 mw. The termination of this power purchase agreement resulted in the recognition of a $2.4 million loss representing the current net book value of the agreement at the termination date.

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

The Partnerships will continue to receive the natural gas that fuels the Partnerships' facilities through long-term gas supply agreements with PMI and SEMNA and, in the case of NJEA, with PSE&G. Natural gas is transported to, or stored for later use by, the Partnerships pursuant to long-term gas transportation and storage agreements. The remainder of the daily fuel requirement is satisfied by open-market purchases.

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

Environmental. Federal, state and local environmental laws and regulations cover air and water quality, land use, power plant and transmission line siting, lead paint, asbestos, noise and aesthetics, solid waste, natural resources, wildlife mortality and other environmental matters. Compliances with these laws and regulations could increase the cost of electric service by requiring, among other things, changes in the design and operation of the facilities. Environmental laws and regulations are subject to change. The following is a discussion of emerging federal and state initiatives and rules that could potentially affect NE LP and the Partnerships.

Climate Change - The U.S. Congress and certain states and regions are considering several legislative and regulatory proposals that would establish new regulatory requirements and reduction targets for greenhouse gases. These legislative and regulatory proposals have differing methods of implementation and the impact on NE LP's and the Partnerships' facilities and/or the financial impact (either positive or negative) to NE LP and the Partnerships could be material, depending on the eventual structure of any legislation enacted or specific implementation rules adopted.

The Regional Greenhouse Gas Initiative (RGGI) is a greenhouse gas reduction initiative whereby ten Northeast and Mid-Atlantic member states, including Massachusetts and New Jersey, have established a cap-and-trade program (a system by which affected generators buy and trade allowances under a set cap) for covered electric generating units. RGGI members have agreed to stabilize power plant carbon dioxide (CO2) emissions at 2005 levels by 2015 and to further reduce the sector's emissions another 10% by 2019. The RGGI greenhouse gas reduction requirements will affect NE LP's and the Partnerships' two facilities, requiring those facilities to reduce emissions or to acquire CO2 allowances for emissions of CO2 beginning in 2009. Though most states in RGGI, including New Jersey, have not completed enacting their legislation or rulemaking, Massachusetts has finalized its regulations, and it is anticipated that NE LP and the Partnerships will need to participate in CO2 emissions allowance auctions beginning in mid-2008. The final requirements to be enacted with these initiatives are uncertain and the financial and operational impacts cannot be determined at this time.

During 2007, 2006 and 2005, the registrants spent $0 on capital additions necessary to comply with environmental laws and do not anticipate incurring such costs in 2008.

Competition. Competitive wholesale markets in the United States continue to evolve and vary by geographic region. Revenues from electricity sales in these markets vary based on the prices obtainable for energy, capacity and other ancillary services. Some of the factors affecting success in these markets include the ability to operate generating assets efficiently and reliably, the price and supply of fuel, transmission constraints, competition from new sources of generation, effective risk management, demand growth and exposure to legal and regulatory changes. Recent regulatory change has created additional competition in the form of wholesale power marketers that engage in purchase and resale transactions between power producers and power distributors. Although substantially all of the Partnerships' output is committed under the power purchase agreements described above, these factors may adversely affect energy prices under certain power purchase agreements that are tied to the wholesale electric market prices. NE LP and the Partnerships do not expect electric utility industry restructuring to result in any material adverse change to prices under the Partnerships' power purchase agreements. However, the impact of electric utility industry restructuring on the companies that purchase power from the Partnerships is uncertain. Both Massachusetts and New Jersey have enacted legislation designed to deregulate the production and sale of electricity. By allowing wholesale electricity customers to choose their electricity supplier, deregulation is expected to result in a shift from cost-based rates to market-based rates for energy production. Similar initiatives are also being pursued on the federal level.

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

In 2006, the FERC approved a settlement agreement that established a new forward capacity market in the NEPOOL region. The parties to the settlement agreement include wholesale power generators in New England, including NEA and four of the six New England states. Under the settlement agreement, capacity payments to generators will be established competitively through an annual auction, the first of which was conducted in February 2008 to purchase capacity for the twelve months starting June 1, 2010. The settlement agreement also provides for a transition period that began on December 1, 2006 and continues through May 31, 2010, during which capacity suppliers will receive fixed capacity payments, subject to penalties for forced outages during peak demand periods. The settlement agreement, as approved by the FERC, is expected to result in increased gross margins for the NEA facility during the transition period. Total fixed capacity payments received under the settlement agreement were $11.3 million and $0.9 million for the periods ended December 31, 2007 and 2006, respectively.

Item 1A. Risk Factors
Risks Relating to Registrants' Business

The following are some important factors that could have a significant impact on the Acquisition Corp.'s and/or NE LP's operations and financial results, including the operations and results of the Partnerships, and could cause the Acquisition Corp.'s and/or NE LP's actual results or outcomes, including those of the Partnerships, to differ materially from those discussed in the forward-looking statements:

•

The registrants are subject to complex laws and regulations and to changes in laws and regulations, as well as changing governmental policies and regulatory actions, including, but not limited to, initiatives regarding deregulation and restructuring of the energy industry and environmental matters, including, but not limited to, matters related to the effects of climate change.

•

The registrants are subject to extensive federal, state and local environmental statutes, rules and regulations as well as the effect of changes in or additions to applicable statutes, rules and regulations relating to air quality, water quality, climate change, waste management, marine and wildlife mortality, natural resources and health and safety that could, among other things, restrict or limit the output of certain facilities or the use of certain fuels required for the production of electricity and/or require additional pollution control equipment and otherwise increase costs. There are significant capital, operating and other costs associated with compliance with these environmental statutes, rules and regulations, and those costs could be even more significant in the future.

•

The registrants operate in a changing market environment influenced by various legislative and regulatory initiatives regarding deregulation, regulation or restructuring of the energy industry, including, but not limited to, deregulation or restructuring of the production and sale of electricity, as well as increased focus on renewable energy resources. The registrants will need to adapt to these changes and may face increasing competitive pressure.

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

•

The operation and maintenance of power generation facilities involve many risks, including, but not limited to, start up risks, breakdown or failure of equipment, transmission lines or pipelines, the inability to properly manage or mitigate known equipment defects in the Partnerships' generation facilities unless and until such defects are remediated, use of new technology, the dependence on a specific fuel source, including the supply and transportation of fuel, or the impact of unusual or adverse weather conditions (including, but not limited to, natural disasters), as well as the risk of performance below expected or contracted levels of output or efficiency. This could result in lost revenues and/or increased expenses, including, but not limited to, the requirement to purchase power in the market at potentially higher prices to meet contractual obligations. Insurance, warranties or performance guarantees may not cover any or all of the lost revenues or increased expenses, including, but not limited to, the cost of replacement power. Breakdown or failure of an operating facility may prevent the facility from performing under applicable power sales agreements which, in certain situations, could result in termination of the agreement or incurring a liability for liquidated damages.

•

NE LP and the Partnerships use derivative instruments, such as swaps, options and forwards to manage their commodity and financial market risks. The registrants could recognize financial losses as a result of volatility in the market values of these derivative instruments, or if a counterparty fails to perform. In the absence of actively quoted market prices and pricing information from external sources, the valuation of these derivative instruments involves management's judgment or use of estimates. As a result, changes in the underlying assumptions or use of alternative valuation methods could affect the reported fair value of these derivative instruments.

•

In addition to risks discussed elsewhere, risk factors specifically affecting the registrants' success in competitive wholesale markets include, but are not limited to, the ability to efficiently operate generating assets, the successful and timely completion of project restructuring activities, the price and supply of fuel (including transportation), transmission constraints, competition from new sources of generation, excess generation capacity and demand for power. There can be significant volatility in market prices for fuel and electricity, and there are other financial, counterparty and market risks that are beyond the control of the registrants. The registrants' inability or failure to effectively hedge their assets or positions against changes in commodity prices, interest rates, counterparty credit risk or other risk measures could significantly impair their future financial results. In addition, the registrants' business depends upon transmission facilities owned and operated by others; if transmission is disrupted or capacity is inadequate or unavailable, the registrants' ability to sell and deliver its wholesale power may be limited.

•

The registrants' results of operations are affected by changes in the weather. Weather conditions directly influence the demand for electricity and natural gas and affect the price of energy commodities. The registrants' results of operations can be affected by the impact of severe weather which can be destructive, causing outages and/or property damage, may affect fuel supply, and could require additional costs to be incurred.

•

The registrants are subject to costs and other effects of legal and administrative proceedings, settlements, investigations and claims, as well as the effect of new, or changes in, tax laws, rates or policies, rates of inflation, accounting standards, securities laws and corporate governance requirements.

•

The registrants are subject to direct and indirect effects of terrorist threats and activities, as well as cyber attacks and disruptive activities of individuals or groups. Infrastructure facilities and systems, including, but not limited to, generation, transmission and distribution facilities, physical assets and information systems, in general, have been identified as potential targets. The effects of these threats and activities include, but are not limited to, the inability to generate, purchase or transmit power, the risk of a significant slowdown in growth or a decline in the U.S. economy, delay in economic recovery in the U.S., and the increased cost and adequacy of security and insurance.

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

Item 1B. Unresolved Staff Comments None.

Item 2. Properties

Management of each of the registrants believes that the properties of the registrants and their subsidiaries are adequate for their operations. As of December 31, 2007, the Partnerships had the following properties:

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
Item 4. Submission of Matters to a Vote of Security Holders
None.

PART II
Item 5. Market for the Registrants' Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

This item is not applicable to either of the registrants.

Item 6. Selected Financial Data
	Years Ended December 31,

	2007	2006	2005	2004	2003

	(Thousands of Dollars)
SELECTED CONSOLIDATED DATA OF NE LP AND SUBSIDIARIES:
Operating revenues	$331,269	$358,815	$355,249	$419,828	$404,279
Net income	$90,397	$167,159	$132,990	$193,199	$63,040
Total assets	$820,894	$975,058	$1,052,493	$1,077,994	$1,114,266
Long-term debt, excluding current maturities	$258,005	$335,467	$414,863	$483,816	$540,833
Energy bank and other liabilities	$151	$1,621	$42,816	$83,116	$96,190
SELECTED COMBINED DATA OF THE PARTNERSHIPS:
Operating revenues	$331,269	$358,815	$355,238	$420,208	$404,716
Net income	$105,443	$183,809	$150,783	$212,239	$80,886
Total assets	$819,694	$959,670	$1,050,305	$1,075,235	$1,110,144
Long-term debt, excluding current maturities	$119,839	$171,640	$225,661	$278,302	$323,650
Energy bank and other liabilities	$-	$1,471	$42,664	$82,964	$96,038
SELECTED DATA OF THE FUNDING CORP.:
Operating revenues	$-	$-	$-	$-	$-
Net income	$-	$-	$-	$-	$-
Total assets	$171,641	$264,112	$278,303	$323,651	$352,215
Long-term debt, excluding current maturities	$119,839	$171,640	$225,661	$278,302	$323,650
SELECTED DATA OF THE ACQUISITION CORP.:
Operating revenues	$-	$-	$-	$-	$-
Net income	$6	$7	$7	$9	$9
Total assets	$149,752	$185,471	$184,952	$193,752	$202,552
Long-term debt, excluding current maturities	$127,600	$149,600	$171,600	$184,800	$193,600
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Consolidated and Combined Financial Statements and Notes to Financial Statements contained herein. In the discussion of Results of Operations below, all comparisons are with the corresponding items in the prior year.

Results of Operations
NE LP Consolidated

NE LP's net income for 2007, 2006 and 2005 was $90.4 million, $167.2 million and $133.0 million, respectively. Net income for 2007 was affected by increased fuel costs of $55.4 million, net unrealized mark-to-market losses of $2.3 million on derivatives and favorable pricing, primarily on purchased power, of $0.4 million which is reflected in revenues. Net income for 2006 included fuel savings of $49.0 million, net unrealized mark-to-market gains of $6.1 million on derivatives and unfavorable pricing, primarily on purchased power, of $35.3 million which is reflected in revenues. Net income for 2005 included a net gain of $19.5 million on restructuring of contracts and fuel savings of $90.0 million, favorable pricing, primarily on purchased power, of $11.0 million and net losses of $40.4 million from the termination of power purchase contracts which are reflected in revenues.

NE LP Consolidated - 2007 compared to 2006

In 2007 and 2006, NE LP's revenues were derived from five power purchase agreements with regulated utilities in Massachusetts and New Jersey. Under the terms of these contracts, power from the wholesale market or generated from the Partnerships' facilities were sold to these utilities at prices specified in the contracts. The pricing under the four Massachusetts amended and restated power purchase agreements is comprised of a fixed payment based on specified contract rates and a variable portion indexed to the power market. The pricing under the New Jersey amended and restated power purchase agreement is indexed to fuel indices.

Revenue decreased in 2007 compared to 2006 primarily due to lower energy bank amortization of $40.0 million resulting from NEA's satisfaction of the energy bank liability balance in January 2007, and unfavorable pricing under the restructured power purchase agreements of $59.1 million, offset by lower purchased power costs of $59.5 million due to increased generation of power from the NEA and NJEA facilities to fulfill the Partnerships' obligations under the power purchase agreements, increases in capacity revenues of $9.8 million, and increases in ancillary operating revenues of $2.3 million. NE LP's revenues for 2007 and 2006 were comprised of $331.3 million and $358.8 million of power sales to utilities, net of purchase power. Power sales to utilities reflect energy bank amortization of $1.5 million and $41.5 million in 2007 and 2006, respectively. Power sales to utilities include $0 and $1.8 million of revenue from the sale of emission allowances in 2007 and 2006, respectively.

Fuel expense increased in 2007 compared to 2006 by $55.4 million due primarily to increased generation of power from the NJEA and NEA facilities and higher unrealized mark-to-market losses on derivatives of $8.3 million primarily associated with gas storage supply, partially offset by higher margin on gas sales of $1.5 million.

O&M expense decreased in 2007 compared to 2006 primarily as a result of scheduled maintenance outages at the NJEA and NEA facilities that occurred in 2006, partially offset in 2007 by repair work performed on one of NEA's combustion turbines.

Depreciation and amortization expense increased in 2007 compared to 2006 due primarily to additional amortization of the 2005 addition of an intangible asset of $29.9 million related to the NEA amended and restated power purchase agreements.

General and administrative expenditures decreased in 2007 compared to 2006 primarily due to lower municipal property tax payments on the NEA and NJEA facilities.

NE LP makes scheduled interest and principal payments on its outstanding debt. NE LP is scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for NE LP decreased in each of 2007 and 2006 as a result of decreasing principal balances on its outstanding debt and energy bank liability.

Interest income increased in 2007 compared to 2006 due to higher average cash balances and interest rates.

In connection with repair work performed on one of NEA's combustion turbines, NE LP and the Partnerships recognized a loss on disposal of assets of $2.8 million in 2007, offset by a gain on the sale of certain NEA assets of $400 thousand. On March 5, 2008, NEA entered into an agreement with a supplier where NEA will recover up to $2.1 million of the losses recognized on the disposed assets as credits against the future purchase of replacement turbine parts.

NE LP Consolidated - 2006 compared to 2005

Revenue increased in 2006 compared to 2005 due primarily to net losses of $40.4 million recognized in 2005 resulting from the write-off of derivative assets associated with the termination of off-peak power purchase agreements described below that did not recur in 2006, partially offset by higher purchased power costs of $20.5 million due to market sourcing of power to fulfill NEA's and NJEA's obligations under the power purchase agreements, unfavorable pricing under the restructured power purchase agreements of $14.8 million, and lower energy bank amortization of $1.7 million. NE LP's revenues for 2006 and 2005 were comprised of $358.8 million and $355.0 million of power sales to utilities, net of purchased power and $0 and $0.2 million of steam sales, respectively. Power sales to utilities reflect energy bank amortization of $41.5 million and $43.2 million in 2006 and 2005, respectively. Power sales to utilities include $1.8 million and $4.7 million of revenue from the sale of emission allowances in 2006 and 2005, respectively.

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

In 2006, the FERC approved a settlement agreement that established a new forward capacity market in the NEPOOL region. The parties to the settlement agreement include wholesale power generators in New England, including NEA and four of the six New England states. Under the settlement agreement, capacity payments to generators will be established competitively through an annual auction, the first of which was conducted in February 2008 to purchase capacity for the twelve months starting June 1, 2010. The settlement agreement also provides for a transition period starting December 1, 2006 through May 31, 2010, during which capacity suppliers will receive fixed capacity payments, subject to penalties for forced outages during peak demand periods. The settlement agreement, as approved by the FERC, is expected to result in increased gross margins for the NEA facility during the transition period. Total fixed capacity payments received under the settlement agreement were $11.3 million and $0.9 million for the periods ended December 31, 2007 and 2006, respectively.

Transcontinental Gas Pipeline Corporation (Transco) filed a new general rate case on August 31, 2006 with the FERC. The rate case proposed rate increases for most services, fueled largely by a proposed increase of approximately $250 million in the cost of service. NEA currently holds 50,508 MMBtu/day of capacity on Transco's system, and the proposed rates would have resulted in an annual increase of approximately $0.7 million in transportation costs for NEA. FPL Energy, on behalf of NEA and other plants operated by FPL Energy, filed a protest of the rate increase with the FERC on September 12, 2006. The filed rates went into effect on March 1, 2007. On August 2, 2007, an agreement in principal was reached by the parties whereby the settled rates will result in an annual savings of $0.3 million in transportation costs for NEA from the filed rates, with the difference between any amounts paid on the filed rates and the settled rates through the date of final settlement to be refunded to NEA. On November 28, 2007, the parties to the proposed settlement submitted a settlement agreement to the FERC for review and approval. The FERC accepted the settlement agreement on March 7, 2008.

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

The Partnerships

The Partnerships' net income for 2007, 2006 and 2005 was $105.4 million, $183.8 million and $150.8 million, respectively. Net income for 2007 reflected increased fuel costs of $55.4 million, net unrealized mark-to-market losses of $2.3 million on derivatives and favorable pricing primarily on purchased power of $0.4 million which is reflected in revenues. Net income for 2006 included fuel savings of $49.0 million, net unrealized mark-to-market gains of $6.1 million on derivatives and unfavorable pricing primarily on purchased power of $35.3 million which is reflected in revenues. Net income for 2005 included a net gain of $19.5 million on restructuring of contracts and fuel savings of $90.0 million, favorable pricing primarily on purchased power of $11.0 million and net losses of $40.4 million from the termination of power purchase contracts which are reflected in revenues.

The Partnerships - 2007 compared to 2006

In 2007 and 2006, the Partnerships' revenues were derived from five power purchase agreements with regulated utilities in Massachusetts and New Jersey. Under the terms of these contracts, power from the wholesale market or generated from the Partnerships' facilities were sold to these utilities at prices specified in the contracts. The pricing under the four Massachusetts amended and restated power purchase agreements is comprised of a fixed payment based on specified contract rates and a variable portion indexed to the power market. The pricing under the New Jersey amended and restated power purchase agreement is indexed to fuel indices.

Revenue decreased in 2007 compared to 2006 primarily due to lower energy bank amortization of $40.0 million resulting from NEA's satisfaction of the energy bank liability balance in January 2007, and unfavorable pricing under the restructured power purchase agreements of $59.1 million, offset by lower purchased power costs of $59.5 million due to increased generation of power from the NEA and NJEA facilities to fulfill the Partnerships' obligations under the power purchase agreements, increases in capacity revenues of $9.8 million, and increases in ancillary operating revenues of $2.3 million. The Partnerships' revenues for 2007 and 2006 were comprised of $331.3 million and $358.8 million of power sales to utilities, net of purchase power. Power sales to utilities reflect energy bank amortization of $1.5 million and $41.5 million in 2007 and 2006, respectively. Power sales to utilities include $0 and $1.8 million of revenue from the sale of emission allowances in 2007 and 2006, respectively.

Fuel expense increased in 2007 compared to 2006 by $55.4 million due primarily to increased generation of power from the NJEA and NEA facilities and higher unrealized mark-to-market losses on derivatives of $8.3 million primarily associated with gas storage supply, partially offset by higher margin on gas sales of $1.5 million.

O&M expense decreased in 2007 compared to 2006 primarily as a result of scheduled maintenance outages at the NJEA and NEA facilities that occurred in 2006, partially offset in 2007 by repair work performed on one of NEA's combustion turbines.

Depreciation and amortization expense increased in 2007 compared to 2006 due primarily to additional amortization of the 2005 addition of an intangible asset of $29.9 million related to the NEA amended and restated power purchase agreements.

General and administrative expenditures decreased in 2007 compared to 2006 primarily due to lower municipal property tax payments on the NEA and NJEA facilities.

The Partnerships make scheduled interest and principal payments on their outstanding debt. The Partnerships are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for the Partnerships decreased in each of 2007 and 2006 as a result of decreasing principal balances on their outstanding debt and energy bank liability.

Interest income increased in 2007 compared to 2006 due to higher average cash balances and interest rates.

In connection with repair work performed on one of NEA's combustion turbines, the Partnerships recognized a loss on disposal of assets of $2.8 million in 2007, offset by a gain on the sale of certain NEA assets of $400 thousand. On March 5, 2008, NEA entered into an agreement with a supplier where NEA will recover up to $2.1 million of the losses recognized on the disposed assets as credits against the future purchase of replacement turbine parts.

The Partnerships - 2006 compared to 2005

Revenue increased in 2006 compared to 2005 due primarily to a realized net loss of $40.4 million recognized in 2005 resulting from the write-off of derivative assets associated with the termination of the off-peak power purchase agreements described above that did not recur in 2006, partially offset by higher purchased power costs of $20.5 million due to market sourcing of power to fulfill NE LP's obligations under the power purchase agreements, unfavorable pricing under the restructured power purchase agreements of $14.8 million, and lower energy bank amortization of $1.7 million. NE LP's revenues for 2006 and 2005 were comprised of $358.8 million and $355.0 million of power sales to utilities, net of purchase power and $0 and $0.2 million of steam sales, respectively. Power sales to utilities reflect energy bank amortization of $41.5 million and $43.2 million in 2006 and 2005, respectively. Power sales to utilities include $1.8 million and $4.7 million of revenue from the sale of emission allowances in 2006 and 2005, respectively.

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

The Partnerships make scheduled interest and principal payments on their outstanding debt. The Partnerships are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for the Partnerships decreased in each of 2006 and 2005 as a result of decreasing principal balances on their outstanding debt and energy bank liability. Under the terms of the trust indenture, the December 30, 2006 debt service payment was made on January 2, 2007, and included $12.1 million of accrued interest at December 31, 2006.

Interest income increased in 2006 compared to 2005 due to higher average cash balances and interest rates.

In 2006, the FERC approved a settlement agreement that established a new forward capacity market in the NEPOOL region. The parties to the settlement agreement include wholesale power generators in New England, including NEA and four of the six New England states. Under the settlement agreement, capacity payments to generators will be established competitively through an annual auction, the first of which was conducted in February 2008 to purchase capacity for the twelve months starting June 1, 2010. The settlement agreement also provides for a transition period that began on December 1, 2006 and continues through May 31, 2010, during which capacity suppliers will receive fixed capacity payments, subject to penalties for forced outages during peak demand periods. The settlement agreement, as approved by the FERC, is expected to result in increased gross margins for the NEA facility during the transition period. Total fixed capacity payments received under the settlement agreement were $11.3 million and $0.9 million for the periods ended December 31, 2007 and 2006, respectively.

Transco filed a new general rate case on August 31, 2006 with the FERC. The rate case proposed rate increases for most services, fueled largely by a proposed increase of approximately $250 million in the cost of service. NEA currently holds 50,508 MMBtu/day of capacity on Transco's system, and the proposed rates would have resulted in an annual increase of approximately $0.7 million in transportation costs for NEA. FPL Energy, on behalf of NEA and other plants operated by FPL Energy, filed a protest of the rate increase with the FERC on September 12, 2006. The filed rates went into effect on March 1, 2007. On August 2, 2007, an agreement in principal was reached by the parties whereby the settled rates will result in an annual savings of $0.3 million in transportation costs for NEA from the filed rates, with the difference between any amounts paid on the filed rates and the settled rates through the date of final settlement to be refunded to NEA. On November 28, 2007, the parties to the proposed settlement submitted a settlement agreement to the FERC for review and approval. The FERC accepted the settlement agreement on March 7, 2008.

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

The Funding Corp. and the Acquisition Corp.

Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt. Both are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for the Funding Corp. and the Acquisition Corp. decreased in each of 2007 and 2006 as a result of decreasing principal balances on their outstanding debt.

Related Party Information

NE LP and the Partnerships receive O&M, fuel management and administrative services from entities related to FPL Energy. Payments to these entities for these services were $4.9 million, $4.9 million, and $4.3 million in 2007, 2006 and 2005, respectively. For additional information see Note 5 to the Consolidated and Combined Financial Statements.

On February 28, 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements. Payments to PMI under that agreement are included in the payments described in the preceding paragraph. For additional information see Note 5 to the Consolidated and Combined Financial Statements.

The Partnerships receive fuel pursuant to fuel supply agreements with entities related to FPL Energy and SUEZ. For additional information see Note 3 to the Consolidated and Combined Financial Statements - Fuel Supply, Transportation and Storage Agreements.

On February 28, 2005, NEA terminated its long-term gas supply agreements with PMI and SEMNA, which had been effective since September 2003 and January 2004, and replaced them with two long-term gas supply agreements with PMI and SEMNA effective March 31, 2005 that will enable NEA to purchase sufficient fuel for production. For additional information see Note 3 to the Consolidated and Combined Financial Statements - Fuel Supply, Transportation and Storage Agreements.

Effective in January 2004, NJEA entered into two off-peak power purchase contracts with entities related to FPL Energy and SUEZ. On February 28, 2005, NJEA terminated these two contracts. For additional information see Note 3 to the Consolidated and Combined Financial Statements - Power Purchase Agreements.

In December 2003, an affiliate of NE LP issued a $26.2 million note to NE LP to fund the payment to the New Jersey utility in accordance with the NJEA amended and restated power purchase agreement. The related interest expense was $1.4 million, $1.7 million and $1.9 million in 2007, 2006 and 2005, respectively. See Note 4 to the Consolidated and Combined Financial Statements.

In February 2005, NEA received approximately a $29.9 million noncash contribution from NE LP related to costs associated with the execution of amended and restated power purchase agreements with two utilities. Affiliates of NE LP's partners paid these costs in the form of loans in the same amount to NE LP with a maturity date of December 31, 2005. These loans were repaid in April 2005 with interest totaling $0.1 million from funds otherwise available for NE LP partnership distributions. See Note 4 to the Consolidated and Combined Financial Statements.

As discussed in Note 4 to the Consolidated and Combined Financial Statements, the proceeds from the issuance in 1994 of Funding Corp.'s secured notes (Funding Corp. Securities) were used to make loans to the Partnerships, and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. The related interest expense was $20.5 million, $25.5 million and $29.9 million in 2007, 2006 and 2005, respectively.

As discussed in Note 4 to the Consolidated and Combined Financial Statements, the proceeds from the issuance in 1998 of the Acquisition Corp.'s secured notes were loaned to NE LP and evidenced by a promissory note. The related interest expense was $13.3 million, $14.5 million and $15.3 million in 2007, 2006 and 2005, respectively.

Liquidity and Capital Resources

The Funding Corp. and the Partnerships - Cash flow generated by the Partnerships during 2007 was sufficient to fund operating expenses as well as the debt service requirements of the Funding Corp. Debt maturities of the Funding Corp. will require cash outflows of approximately $202.3 million in principal and interest through 2010, including approximately $67.3 million in 2008. It is anticipated that cash requirements for principal and interest payments in 2008 will be satisfied with the Partnerships' cash flows from operating activities. Operational cash flow may be affected by, among other things, changes in laws or regulations, including the PURPA, weather conditions, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, and market demand for energy. See Funding Corp.'s Note 3 to Financial Statements, and Note 4 to Consolidated and Combined Financial Statements - Funding Corp.

The trust indenture governing the Funding Corp. Securities contains certain restrictions on certain activities of the Partnerships, including incurring additional indebtedness or liens, distributions to the partners, the cancellation of power sale and fuel supply agreements and the execution of mergers, consolidations and sales of assets.

Capital expenditures for the Partnerships were $7.5 million, $3.0 million and $2.6 million in 2007, 2006 and 2005, respectively. The increases in 2007 and 2006 relate primarily to capital spare parts used in maintenance outages for the two generating facilities.

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

The Acquisition Corp. and NE LP - Cash flow generated by NE LP during 2007 was sufficient to fund operating expenses as well as fund the debt service requirements of the Acquisition Corp. and the Funding Corp. and NE LP's note payable-affiliate. Debt maturities of the Acquisition Corp. and the Funding Corp. will require cash outflows of approximately $384.4 million in principal and interest through 2011, including approximately $100.8 million in 2008. Debt maturities of NE LP's note payable-affiliate will require NE LP cash outflows of approximately $16.7 million in principal and interest through 2011, including approximately $4.8 million in 2008. It is anticipated that cash requirements for principal and interest payments in 2008 will be satisfied with NE LP's cash flows from operations. Operational cash flow may be affected by, among other things, changes in laws or regulations, including the PURPA, weather conditions, competition for retail and wholesale customers, availability, pricing and transportation of fuel and other energy commodities, and market demand for energy. See Acquisition Corp.'s Note 3 to Financial Statements, and Note 4 to Consolidated and Combined Financial Statements - Acquisition Corp.

NE LP's capital expenditures were $7.5 million, $3.0 million and $2.6 million in 2007, 2006 and 2005, respectively. The increases in 2007 and 2006 relate primarily to capital spare parts used in maintenance outages for the two generating facilities.

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

The long-term contractual obligations of NE LP and the Partnerships at December 31, 2007 were as follows:
NE LP AND THE PARTNERSHIPS December 31, 2007 (Thousands of Dollars)

	Total	2008	2009-10	2011-12	Thereafter

CONTRACTUAL OBLIGATIONS

The Partnerships:
Funding Corp debt(a)	$202,297	$67,304	$134,993	$-	$-
Operating leases	1,395	309	654	432	-
Other long-term obligations:
Administrative agreement(b)	6,600	600	1,200	1,200	3,600
O&M agreement(b)	13,500	1,500	3,000	3,000	6,000
Fuel management agreement(b)	14,400	900	1,800	1,800	9,900
Natural gas, including transportation and storage	47,671	10,279	20,559	10,746	6,087

Total Partnerships	285,863	80,892	162,206	17,178	25,587

NE LP:
Acquisition Corp debt(a)	182,119	33,514	78,650	69,955	-
Affiliate debt(a)	16,667	4,765	9,530	2,382	-

Total NE LP	198,796	38,279	88,180	72,337	-

Total contractual obligations	$484,659	$119,171	$250,386	$89,515	$25,587

(a)	Includes principal and interest.
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

New Accounting Rules and Interpretations
Fair Value Measurements - In September 2006, the FASB issued FAS 157 "Fair Value Measurements." See Note 2 - Fair Value Measurements.

The Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities." See Note 2 - The Fair Value Option for Financial Assets and Financial Liabilities.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to exercise judgment and make estimates and assumptions where amounts are not subject to precise measurement or are dependent on future events. NE LP's and the Partnerships' significant accounting policies are described in Note 2 to the Consolidated and Combined Financial Statements, which were prepared in accordance with accounting principles generally accepted in the United States. Critical accounting policies are those that NE LP and the Partnerships believe are most important to the portrayal of their financial condition and results of operations, and require complex, subjective judgments, often as a result of the need to make estimates and assumptions about the effect of matters that are inherently uncertain. Judgments and uncertainties affecting the application of those policies may result in materially different amounts being reported under different conditions or using different assumptions.

NE LP and the Partnerships consider the following policies to be the most critical in understanding the judgements that are involved in preparing their consolidated and combined financial statements.

Accounting for Derivative Instruments and Hedging Activities - NE LP and the Partnerships use derivative instruments (primarily forward purchases and sales, swaps and options) to manage the commodity price risk inherent in fuel and electricity contracts and to optimize the value of power generation assets and related contracts. To a lesser extent, NE LP and the Partnerships also engage in limited energy trading activities to take advantage of expected favorable price movements. Accounting pronouncements, which require the use of fair value accounting if certain conditions are met, apply not only to traditional financial derivative instruments, but to any contract having the accounting characteristics of a derivative.

Derivative instruments, when required to be marked to market under FAS 133, as amended, are recorded on NE LP's and the Partnerships' Consolidated and Combined Balance Sheets at fair value as either an asset or liability (in prepaid expenses and other current assets, other assets and other accrued expenses). Fair values for some of the longer-term contracts where liquid markets are not available are based on internally developed models based on the forward prices for electricity and fuel. Forward prices represent the price at which a buyer or seller could contract today to purchase or sell a commodity at a future date. In general, the models estimate the fair value of a contract by calculating the present value of the difference between the contract price and the forward prices. The near term forward market for electricity is generally liquid and therefore the prices in the early years of the forward curves reflect observable market quotes. However, in the later years, the market is much less liquid and forward price curves must be developed using factors including the forward prices for the commodities used as fuel to generate electricity, the expected system heat rate (which measures the efficiency of power plants in converting fuel to electricity) in the region where the purchase or sale takes place, and a fundamental forecast of expected spot prices based on modeled supply and demand in the region. The assumptions in these models are critical since any changes therein could have a significant impact on the fair value of the contract. Changes in derivative fair values for power purchase and sales are recognized net in revenues and fuel purchases and sales are recognized net in fuel expense unless the criteria for hedge accounting are met and the company elects to account for the derivative as a hedge. For those transactions accounted for as cash flow hedges, much of the effects of changes in fair value are reflected in other comprehensive income (OCI), a component of partners' equity, rather than being recognized in current earnings. For those transactions accounted for as fair value hedges the effects of changes in fair value are reflected in current earnings offset by changes in the fair value of the item being hedged. At December 31, 2007, no cash flow hedges existed at NE LP or the Partnerships.

Since FAS 133 became effective in 2001, the FASB has discussed and, from time to time, issued implementation guidance related to FAS 133. In particular, much of the interpretive guidance affects when certain contracts for the purchase and sale of power and certain fuel supply contracts can be excluded from the provisions of FAS 133. Despite the large volume of implementation guidance, FAS 133 and the supplemental guidance do not provide specific guidance on all contract issues. As a result, significant judgment must be used in applying FAS 133 and its interpretations. A result of changes in interpretation could be that contracts that currently are excluded from the provisions of FAS 133 would have to be recorded on the balance sheet at fair value, with changes in fair value recorded in the income statement.

See Note 2 to the Consolidated and Combined Financial Statements - Accounting for Derivative Instruments and Hedging Activities.

Major Maintenance - Major maintenance costs for combustion turbines are capitalized and amortized on a unit of measurement basis based upon estimated total starts over the period from the end of the last outage to the beginning of the next planned outage. NE LP and the Partnerships deferred major maintenance costs totaled approximately $4.8 million and $6.0 million at December 31, 2007 and 2006, respectively, and are included in other assets. For the years ended December 31, 2007, 2006 and 2005, NE LP and the Partnerships recorded major maintenance expenses of approximately $1.9 million, $3.5 million and $2.9 million, respectively.

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

Interest Rate Risk - The fair value of the registrants', the Partnerships' and Funding Corp.'s long-term debt is affected by changes in interest rates. The following presents the sensitivity of the fair value of debt to a hypothetical 10% decrease in interest rates which is a reasonable near-term market change:

	December 31, 2007			December 31, 2006

	Carrying Value(b)	Estimated Fair Value(c)	Hypothetical Increased Estimated Fair Value(d)	Carrying Value(b)	Estimated Fair Value(c)	Hypothetical Increased Estimated Fair Value(d)

	(Thousands of Dollars)
Long-term debt, including current maturities, of NE LP / Acquisition Corp. (a)	$163,827	$167,567	$169,109	$195,802	$202,039	$201,674
Long-term debt, including current maturities, of Partnerships / Funding Corp.	$171,640	$181,338	$183,971	$251,982	$261,999	$272,914

(a)	Includes affiliate note for NE LP and Acquisition Corp. bonds.
(b)

Based on the book value of the Acquisition Corp. bonds ($149,600 and $178,200) and the affiliate note ($14,227 and $17,602) as of December 31, 2007 and 2006, respectively. Based on the book value of the Funding Corp. bonds as of December 31, 2007 and 2006, respectively.

(c)

Based on the bid price of the Acquisition Corp. bonds ($153,340 and $184,437) and the book value of the affiliate note ($14,227 and $17,602) as of December 31, 2007 and 2006, respectively. Based on the bid price of the Funding Corp. bonds as of December 31, 2007 and 2006, respectively.

(d)

Based on the benchmark yield and basis spread for the Acquisition Corp. bonds ($154,882 and $184,071) and the book value of the affiliate note ($14,227 and $17,602) as of December 31, 2007 and 2006, respectively. Based on the benchmark yield and basis spread for the Funding Corp. bonds as of December 31, 2007 and 2006, respectively.

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

NE LP and the Partnerships use a value-at-risk (VaR) model to measure market risk in their trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of December 31, 2007 and 2006, the VaR figures (in thousands) are as follows:

	Trading and Managed Hedges(a)	Non-Qualifying Hedges and Hedges in OCI(b)	Total

December 31, 2006	$-	$15	$15
December 31, 2007	$-	$27	$27
Average for the period ended December 31, 2007	$1	$8	$9

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

Concentration of Credit Risk - At December 31, 2007 and 2006, a majority of NE LP's and the Partnerships' trade receivables were derived from electricity sales to three utilities under long-term power purchase agreements. If any one or more of these customers' receivable balances should be deemed uncollectible, it could have a material adverse effect on NE LP's and the Partnerships' results of operations and financial condition.

Item 8. Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
NORTHEAST ENERGY, LP NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP:

We have audited the accompanying consolidated balance sheets of Northeast Energy, LP (a partnership) and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2007, and the combined balance sheets of Northeast Energy Associates (a limited partnership) and North Jersey Energy Associates (a limited partnership), two of the subsidiaries of Northeast Energy, LP (collectively, with Northeast Energy, LP, "the Partnerships"), as of December 31, 2007 and 2006, and the related combined statements of operations, partners' equity, and cash flows for each of the three years in the period ended December 31, 2007. These Partnerships are under common ownership and common management. These financial statements are the responsibility of the respective Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Northeast Energy, LP and its subsidiaries and the financial position of Northeast Energy Associates and North Jersey Energy Associates as of December 31, 2007 and 2006, and the results of their respective operations and their respective cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP Certified Public Accountants West Palm Beach, Florida March 12, 2008

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$45,257	$84,125
Accounts receivable	87,210	100,636
Spare parts inventories	4,769	4,574
Fuel inventories	8,830	10,034
Prepaid expenses and other current assets	3,689	5,290

Total current assets	149,755	204,659

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $5,781 and $5,307, respectively)	1,179	1,653
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $180,912 and $170,338, respectively)	333,548	349,592
Power purchase agreements (net of accumulated amortization of $614,636 and $533,127, respectively)	326,720	408,229
Other assets	4,980	6,213

Total non-current assets	671,139	770,399

TOTAL ASSETS	$820,894	$975,058

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$51,801	$80,342
Current portion of notes payable - the Acquisition Corp.	22,000	28,600
Current portion of notes payable - affiliate	3,661	3,375
Accrued interest payable	-	19,247
Accounts payable	11,335	1,830
Due to related parties	26,639	23,472
Other accrued expenses	10,841	24,641

Total current liabilities	126,277	181,507

Non-current liabilities:
Deferred revenue	45,479	24,100
Notes payable - the Funding Corp.	119,839	171,640
Note payable - the Acquisition Corp.	127,600	149,600
Note payable - affiliate	10,566	14,227
Energy bank and other liabilities	151	1,621
Lease payable	443	554

Total non-current liabilities	304,078	361,742

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	7,810	8,636
Limited partners	382,729	423,173

Total partners' equity	390,539	431,809

TOTAL LIABILITIES AND PARTNERS' EQUITY	$820,894	$975,058

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2007	2006	2005

REVENUES	$331,269	$358,815	$355,249

COSTS AND EXPENSES:
Fuel	80,226	24,799	73,826
Operations and maintenance	13,573	14,911	14,067
Depreciation and amortization	101,665	98,770	91,645
General and administrative	9,316	10,102	9,700
Net gain on restructuring of contracts	-	-	(19,487)

Total costs and expenses	204,780	148,582	169,751

OPERATING INCOME	126,489	210,233	185,498

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	474	519	548
Interest expense	35,746	44,703	54,043
Interest income	(2,507)	(2,198)	(1,358)
Other (income) / expense	2,379	50	(725)

Total other expense - net	36,092	43,074	52,508

NET INCOME	$90,397	$167,159	$132,990

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$90,397	$167,159	$132,990
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	102,139	99,289	92,193
Loss on disposals of assets, net	2,379	-	-
Net gain on restructuring of contracts	-	-	(19,487)
Unrealized mark to market loss (gain) on derivatives	2,283	(6,058)	41,812
Changes in assets and liabilities:
Accounts receivable	13,426	(24,253)	(6,246)
Due from related party	-	-	3,812
Prepaid expenses and other assets	2,249	(3,873)	(8,422)
Accounts payable and accrued expenses	(4,295)	12,118	1,487
Accrued interest payable	(19,247)	19,247	-
Deferred revenue	21,379	14,871	9,229
Energy bank and other liabilities	(1,470)	(41,195)	(34,199)
Due to related parties	3,167	(40,222)	34,324
Lease payable	(111)	(99)	(87)

Net cash provided by operating activities	212,296	196,984	247,406

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,546)	(2,956)	(2,579)
Proceeds from sales of assets	366	-	-

Net cash used in investing activities	(7,180)	(2,956)	(2,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes payable - affiliate	(3,375)	(3,112)	(32,751)
Principal payments on the Acquisition Corp. notes	(28,600)	(6,600)	(8,800)
Principal payments on the Funding Corp. notes	(80,342)	(26,320)	(45,349)
Distributions to partners	(131,667)	(169,926)	(112,976)

Net cash used in financing activities	(243,984)	(205,958)	(199,876)

Net (decrease) increase in cash and cash equivalents	(38,868)	(11,930)	44,951
Cash and cash equivalents at beginning of period	84,125	96,055	51,104

Cash and cash equivalents at end of period	$45,257	$84,125	$96,055

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$54,454	$22,435	$47,182

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES:
Assumption of liability by partners	$-	$-	$29,883
Addition to other assets, net change in ARO estimate	$-	$-	$13

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF PARTNERS' EQUITY Years Ended December 31, 2007, 2006 and 2005 (Thousands of Dollars)

	General Partners	Limited Partners	Partners' Equity

Balances, December 31, 2004	$8,291	$406,271	$414,562
Net income	2,660	130,330	132,990
Distributions to partners	(2,259)	(110,717)	(112,976)

Balances, December 31, 2005	8,692	425,884	434,576
Net income	3,342	163,817	167,159
Distributions to partners	(3,398)	(166,528)	(169,926)

Balances, December 31, 2006	8,636	423,173	431,809
Net income	1,807	88,590	90,397
Distributions to partners	(2,633)	(129,034)	(131,667)

Balances, December 31, 2007	$7,810	$382,729	$390,539

The accompanying notes are an integral part of these consolidated financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP COMBINED BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2007	2006

ASSETS
Current assets:
Cash and cash equivalents	$45,246	$70,398
Accounts receivable	87,210	100,636
Spare parts inventories	4,769	4,574
Fuel inventories	8,830	10,034
Prepaid expenses and other current assets	3,679	5,282

Total current assets	149,734	190,924

Non-current assets:
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $180,912 and $170,338, respectively)	333,548	349,592
Power purchase agreements (net of accumulated amortization of $614,636 and $533,127, respectively)	326,720	408,229
Other assets	4,980	6,213

Total non-current assets	669,960	768,746

TOTAL ASSETS	$819,694	$959,670

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$51,801	$80,342
Accrued interest payable	-	12,129
Accounts payable	11,335	1,830
Due to related parties	26,639	23,471
Other accrued expenses	10,841	15,995

Total current liabilities	100,616	133,767

Non-current liabilities:
Deferred revenue	45,479	24,100
Notes payable - the Funding Corp.	119,839	171,640
Energy bank and other liabilities	-	1,471
Lease payable	443	554

Total non-current liabilities	165,761	197,765

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	5,533	6,282
Limited partners	547,784	621,856

Total partners' equity	553,317	628,138

TOTAL LIABILITIES AND PARTNERS' EQUITY	$819,694	$959,670

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP COMBINED STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2007	2006	2005

REVENUES	$331,269	$358,815	$355,238

COSTS AND EXPENSES:
Fuel	80,226	24,799	73,826
Operations and maintenance	13,573	14,911	14,067
Depreciation and amortization	101,665	98,770	91,645
General and administrative	9,310	10,095	9,693
Net gain on restructuring of contracts	-	-	(19,487)

Total costs and expenses	204,774	148,575	169,744

OPERATING INCOME	126,495	210,240	185,494

OTHER EXPENSE (INCOME):
Interest expense	21,086	28,508	36,740
Interest income	(2,413)	(2,127)	(1,304)
Other (income) / expense	2,379	50	(725)

Total other expense - net	21,052	26,431	34,711

NET INCOME	$105,443	$183,809	$150,783

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,443	$183,809	$150,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	101,665	98,770	91,645
Loss on disposals of assets, net	2,379	-	-
Net gain on restructuring of contracts	-	-	(19,487)
Unrealized mark to market loss (gain) on derivatives	2,283	(6,058)	41,812
Changes in assets and liabilities:
Accounts receivable	13,426	(24,253)	(6,253)
Due from related party	-	-	3,812
Prepaid expenses and other assets	2,251	(3,873)	(8,755)
Accounts payable and accrued expenses	4,351	3,474	1,485
Accrued interest payable	(12,129)	12,129	-
Deferred revenue	21,379	14,871	9,229
Energy bank and other liabilities	(1,471)	(41,193)	(33,854)
Due to related parties	3,168	(40,223)	34,348
Lease payable	(111)	(99)	(87)

Net cash provided by operating activities	242,634	197,354	264,678

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(7,546)	(2,956)	(2,579)
Proceeds from sales of assets	366	-	-

Net cash used in investing activities	(7,180)	(2,956)	(2,579)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes	(80,342)	(26,320)	(45,348)
Distributions to partners	(180,264)	(193,727)	(171,775)

Net cash used in financing activities	(260,606)	(220,047)	(217,123)

Net (decrease) increase in cash and cash equivalents	(25,152)	(25,649)	44,976
Cash and cash equivalents at beginning of period	70,398	96,047	51,071

Cash and cash equivalents at end of period	$45,246	$70,398	$96,047

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$32,674	$13,359	$29,880

SUPPLEMENTAL SCHEDULE OF NONCASH FINANCING ACTIVITIES:
Assumption of liability by parent company	$-	$-	$29,883
Addition to other assets, net change in ARO estimate	$-	$-	$13

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
COMBINED STATEMENTS OF PARTNERS' EQUITY
Years Ended December 31, 2007, 2006 and 2005
(Thousands of Dollars)

	General Partners	Limited Partners	Partners' Equity

Balances, December 31, 2004	$6,292	$622,873	$629,165
Net income	1,508	149,275	150,783
Noncash contributions from partners	299	29,584	29,883
Distributions to partners	(1,718)	(170,057)	(171,775)

Balances, December 31, 2005	6,381	631,675	638,056
Net income	1,838	181,971	183,809
Distributions to partners	(1,937)	(191,790)	(193,727)

Balances, December 31, 2006	6,282	621,856	628,138
Net income	1,054	104,389	105,443
Distributions to partners	(1,803)	(178,461)	(180,264)

Balances, December 31, 2007	$5,533	$547,784	$553,317

The accompanying notes are an integral part of these combined financial statements.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS
Years Ended December 31, 2007, 2006 and 2005

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

Impairment of Long-Lived Assets - NE LP and the Partnerships evaluate on an ongoing basis the recoverability of their assets and related intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable as described in FAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." Each of NE LP and the Partnerships concluded there was no impairment of tangible or intangible assets in 2007 and 2006.

Accounting for Asset Retirement Obligations - The registrants, the Partnerships and Funding Corp. account for asset retirement obligations and conditional asset retirement obligations under FAS 143, "Accounting for Asset Retirement Obligations" and FASB Interpretation No. 47 (FIN 47), "Accounting for Conditional Asset Retirement Obligations." FAS 143 requires that a liability for the fair value of an asset retirement obligation (ARO) be recognized in the period in which it is incurred with the offsetting associated asset retirement cost capitalized as part of the carrying amount of the long-lived asset. The asset retirement cost is subsequently allocated to expense using a systematic and rational method over its useful life. Changes in the ARO resulting from the passage of time are recognized as an increase in the carrying amount of the liability and as accretion expense. FIN 47 clarifies a conditional ARO as a legal obligation to perform an asset retirement activity in which the timing and (or method) of settlement are conditional on a future event that may or may not be within the control of the entity. Resulting assets and liabilities from implementation of FIN 47 are treated in accordance with FAS 143.

Cash and Cash Equivalents - Investments purchased with an original maturity of three months or less are considered cash equivalents. Excess cash is invested in high-grade money market accounts and commercial paper and is subject to minimal credit and market risk. At December 31, 2007 and 2006, the recorded amount of cash and cash equivalents approximates its fair value.

Accounts Receivable and Revenue - Accounts receivable primarily consist of receivables from two Massachusetts utilities and one New Jersey utility for electricity delivered and sold under five power purchase agreements. Pricing under the four amended Massachusetts power purchase agreements is comprised of a fixed payment based on specified contract rates for power delivered and a variable component indexed to the power market. The pricing under the New Jersey amended and restated power purchase agreement is based on initial floor prices per kilowatt-hour, subject to adjustment based on actual volumes of electricity purchased, fixed escalation factors, fuel indices, and other conditions. Revenue is recognized based on power delivered at rates stipulated in the power purchase agreements, except that revenue is deferred to the extent that stipulated rates are in excess of amounts, either scheduled or specified, in the agreements to the extent the Partnerships have an obligation to repay such excess. The amount deferred is reflected on the balance sheets in energy bank and other liabilities. Revenue recognized is also deferred to the extent that stipulated rates under the amended power purchase agreements are higher in early years of the agreement and exceed average rates over the term of the agreement. The amount deferred is reflected on the balance sheets in deferred revenue. Revenue from steam sales is recognized upon delivery. Power sales to utilities includes $0, $1.8 million and $4.7 million of revenue from the sale of emission allowances in 2007, 2006 and 2005, respectively. The emissions allowances have no cost basis and are recognized as revenue at the time of sale.

Plant and Equipment and Other Assets - The facilities and other assets are depreciated using the straight-line method over their estimated useful lives ranging from 5 to 34 years. Depreciation expense was $20.2 million, $19.6 million and $18.8 million for 2007, 2006 and 2005, respectively.

Major Maintenance Costs - NE LP and the Partnerships utilize the deferral method to account for certain planned major maintenance costs.

Major maintenance costs for combustion turbines are capitalized and amortized on a unit of measurement basis based upon estimated total starts over the period from the end of the last outage to the beginning of the next planned outage. NE LP and the Partnerships deferred major maintenance costs totaled approximately $4.8 million and $6.0 million at December 31, 2007 and 2006, respectively, and are included in other assets. For the years ended December 31, 2007, 2006 and 2005, NE LP and the Partnerships recorded major maintenance expenses of approximately $1.9 million, $3.5 million and $2.9 million, respectively.

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

All changes in the derivatives' fair value (unrealized mark-to-market gains and losses) for power purchases and sales are recognized on a net basis in revenues, and fuel purchases and sales are recognized on a net basis in fuel expense unless hedge accounting is applied. While substantially all of NE LP's and the Partnerships' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge at inception and it must be highly effective in offsetting the hedged risk. Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable. NE LP and the Partnerships believe that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes. Transactions for which physical delivery is deemed to have not occurred are presented on a net basis. Generally, the hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. At December 31, 2007 and 2006, no cash flow hedges existed at NE LP and the Partnerships. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings. The ineffective portion of the net unrealized gains (losses) on these hedges is reported in earnings in the current period. Settlement gains and losses are included within the line items in the statements of operations to which they relate.

Unrealized mark-to-market losses on derivative transactions were $2.3 million for the year ended December 31, 2007. The current portion of the derivative asset is $2.4 million at December 31, 2007 and is included in the combined and consolidated balance sheets under prepaid expenses and other current assets. There was not a non-current component of the derivative asset at December 31, 2007. Unrealized mark-to-market gains on derivative transactions were $6.1 million for the year ended December 31, 2006. The current portion of the derivative asset was $4.6 million at December 31, 2006 and is included in the combined and consolidated balance sheets under prepaid expenses and other current assets. There was not a non-current component of the derivative asset at December 31, 2006. Unrealized mark-to-market losses on derivative transactions were $1.4 million for the year ended December 31, 2005.

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

Fair Value Measurements - In September 2006, the FASB issued FAS 157, "Fair Value Measurements," which clarifies how to measure fair value and requires enhanced fair value measurement disclosures. The standard emphasizes that fair value is a market-based measurement not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets for identical assets or liabilities. FAS 157 is effective January 1, 2008 for financial assets and liabilities, and for any other fair value measurements made on a recurring basis. For all other fair value measurements, FAS 157 will be effective January 1, 2009. While the implementation of the first phase of FAS 157 is not complete, the impact of adopting the standard is not expected to be material to NE LP and the Partnerships. NE LP and the Partnerships are continuing to evaluate the impact of FAS 157 as it applies to non-financial assets and liabilities that are not remeasured at fair value on a recurring basis.

The Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits, but does not require, entities to account for financial instruments at fair value. The standard does not extend to non-financial instruments. NE LP and the Partnerships were permitted to adopt FAS 159 on January 1, 2008. NE LP and the Partnerships did not elect to account for any existing financial assets or liabilities under FAS 159 at January 1, 2008 but may elect to account for new financial assets and liabilities at fair value in the future.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. Cogeneration Facilities, Power Purchase Agreements and Carbon Dioxide Facility

Power Purchase Agreements - In 1986, NEA entered into three power purchase agreements with three Massachusetts utilities, and in 1988, NEA entered into two power purchase agreements with two Massachusetts utilities. Under the five power purchase agreements, NEA agreed to sell approximately 290 mw per year at initial floor prices per kwh subject to adjustment based on actual volumes purchased, fixed escalation factors and other conditions. Performance under certain of these agreements is secured by a second mortgage on the NEA facility. In 1987, NJEA entered into an agreement with a New Jersey utility to sell approximately 250 mw per year at an initial fixed price per kwh subject to adjustments, as defined in the agreement. These power purchase agreements have initial terms with expiration dates ranging from 2011 to 2016. The majority of the Partnerships' power sales to utilities are generated through these agreements. As such, the Partnerships are directly affected by changes in the power generation industry. Substantially all of the Partnerships' accounts receivable are with these utilities. The Partnerships do not require collateral or other security to support these receivables. However, management does not believe significant credit risk exists at December 31, 2007. Restructuring of the NJEA power purchase agreement occurred in December 2003 as discussed below. Restructuring of four of the NEA power purchase agreements and termination of the remaining NEA power purchase agreement occurred in February 2005 as discussed below.

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

NJEA also entered into two off-peak power purchase contracts with PMI and SEMNA, which were effective in January 2004, each for the purchase of up to 125 mw per off-peak hour at a fixed price to supply power to the New Jersey utility under the amended and restated power purchase agreement. Under the terms of these contracts, PMI and SEMNA purchased power from the wholesale market to be sold to NJEA. The pricing in the NJEA power purchase agreement with the New Jersey utility is based on a gas index; thus NJEA's purchase of off-peak power at a fixed price from PMI and SEMNA and sale to the New Jersey utility at a gas indexed price exposes NJEA to decreases in the price of natural gas. On February 28, 2005, NJEA terminated its two off-peak power purchase contracts with PMI and SEMNA. Total power purchased under these contracts, which is reported as a reduction of revenues, was $0, $0 and $5.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

On February 28, 2005, the amended and restated power purchase agreements among NEA as seller, and Boston Edison Company (Boston Edison) and Commonwealth Electric Company (Commonwealth) as utility purchasers became effective. The amended and restated agreements provide for, among other things, NEA obtaining the right to source power from the wholesale market in addition to sourcing power from NEA's facility. Affiliates of NE LP's partners paid approximately $29.9 million to the utility purchasers in the form of loans to NE LP in the same amount due on December 31, 2005. This payment is capitalized as part of the power purchase agreement's intangible asset on the balance sheet at December 31, 2005. These loans were repaid with interest in April 2005 from funds otherwise available for NE LP partnership distributions. As a result of the amended and restated power purchase agreements, NE LP and the Partnerships adopted EITF 91-6, "Revenue Recognition of Long-Term Power Sales Contracts", which requires NE LP and the Partnerships to recognize revenue as the lesser of the amount billable under the agreement or the estimated average revenue over the term of the agreement. Consequently, NE LP and the Partnerships recognized a reduction to revenue of $21.4 million, $14.9 million and $9.2 million for the years ended December 30, 2007, 2006 and 2005, respectively.

NEA and New England Power Company (New England Power) terminated the remaining power purchase agreement effective February 28, 2005. The terminated agreement had covered approximately 8% of NEA's output up to 25 mw. The termination of this power purchase agreement resulted in the recognition of a $2.4 million loss representing the current net book value of the agreement at the termination date.

For the years ended December 31, 2007, 2006 and 2005, power sale revenues from two different utilities accounted for approximately 37% and 40%, 36% and 47%, and 35% and 47%, respectively, of NE LP's and the Partnerships' total consolidated and combined revenues excluding energy bank revenues.

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

Energy Bank Balance - As of December 31, 2006, one of the NEA power purchase agreements continued to have an energy bank and recorded cumulative payments made by the utility in excess of avoided cost rates scheduled or specified in such agreement. Amortization of the energy bank was based on power provided under the power purchase agreement and the avoided cost rates specified in the agreement. As of December 31, 2007 and 2006, the energy bank balance was $0 and $1.5 million, respectively. Amortization was $1.5 million and $37.6 million in 2007 and 2006, respectively. The energy bank balance bore interest at a rate specified in the agreement, and was partially secured by a letter of credit. In accordance with the power purchase agreement, NEA satisfied its energy bank obligations in January 2007 and the related letter of credit expired.

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

In March 2003, NEA bifurcated a fuel supply contract with one of its suppliers who provided approximately 75% of NEA's daily fuel requirements to manage the variable and fixed price volumes separately. In July 2003, NEA entered into two agreements with this supplier to terminate the variable price agreement that provided for the purchase of 13,399 MMBtu/day (Termination Agreement) and to partially terminate the fixed price agreement that provided for the purchase of 35,418 MMBtu/day (Partial Termination Agreement). The Termination Agreement became effective on August 31, 2003 and the Partial Termination Agreement became effective in January 2004. These agreements were executed to hedge the Partnerships' exposure to natural gas prices in anticipation of other contract restructurings.

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

On February 28, 2005, NEA terminated its long-term gas supply agreements with PMI and SEMNA, which had been effective since September 2003 and January 2004, and replaced them with two long-term gas supply agreements with PMI and SEMNA effective March 31, 2005 that will enable NEA to purchase sufficient fuel for production. Fuel purchased under agreements between NEA and PMI and SEMNA was $188.5 million, $161.0 million and $190.2 million for the years ended December 31, 2007, 2006 and 2005, respectively, and are included on the Consolidated and Combined Statements of Operations in fuel expense.

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

All of the Partnerships' long-term contractual arrangements call for monthly demand charge payments and are included on the Consolidated and Combined Statements of Operations in fuel expense. These demand charge payments reserve certain pipeline transportation capacity and are made regardless of the Partnerships' specified fuel requirements in any month and regardless of whether the Partnerships utilize the capacity reserved. These demand charges totaled approximately $13.1 million, $12.6 million and $18.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. Total net payments under such contracts were approximately $9.6 million, $20.0 million and $30.5 million in 2007, 2006 and 2005, respectively, inclusive of demand charges. Total charges under the contract with PSE&G, including transportation costs, during 2007, 2006 and 2005, were approximately $55.6 million, $27.7 million and $44.9 million, respectively. NEA's facility also has the capability to burn No. 2 fuel oil which is stored on site for contingency supply.

4. Loans Payable

Funding Corp. - The proceeds from the Funding Corp.'s secured notes (Funding Corp. Securities) were used to make loans to the Partnerships, and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. The Funding Corp., and, thus, the Partnerships, have borrowings outstanding as follows:

	December 31,

	2007	2006

	(in thousands)
9.32% Senior Secured Bonds Due 2007, Series A	$-	$80,342
9.77% Senior Secured Bonds Due 2010, Series A	171,640	171,640

Total long-term debt	171,640	251,982
Less current maturities	51,801	80,342

Long-term debt, excluding current maturities	$119,839	$171,640

Interest on the Funding Corp. Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semi-annually in amounts stipulated in the trust indenture. Current maturities of the Funding Corp. Securities at December 31, 2006 included the December 30, 2006 principal repayment of $26.3 million, in addition to accrued interest payable of $12.1 million, which under the terms of the trust indenture was paid on January 2, 2007. As of December 31, 2007, future principal payments (in thousands) are as follows:

Year ending December 31:
2008	$51,801
2009	54,616
2010	65,223

Total	$171,640

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

Affiliate Debt - In December 2003, an affiliate of NE LP issued a $26.2 million note to NE LP to fund the payment to the New Jersey utility in accordance with NJEA's amended and restated power purchase agreement. NJEA paid the New Jersey utility $26.2 million through a cash contribution from NE LP. The loan has an interest rate of 8.46% and is due in June 2011 with principal and interest payments due semi-annually. Interest expense was $1.4 million, $1.7 million and $1.9 million in 2007, 2006 and 2005, respectively.

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

Current maturities of the Acquisition Corp. Securities at December 31, 2006 included the December 30, 2006 principal repayment of $6.6 million, in addition to accrued interest payable of $7.1 million, which under the terms of the trust indenture was paid on January 2, 2007. As of December 31, 2007, future principal payments (in thousands) by NE LP are as follows:

	Acquisition Corp. Securities	Note to Affiliate	Total

Year ending December 31:
2008	$22,000	$3,661	$25,661
2009	26,400	3,971	30,371
2010	35,200	4,307	39,507
2011	66,000	2,288	68,288

Total	149,600	14,227	$163,827

Current portion	22,000	3,661

Long term portion	$127,600	$10,566

5. Related Party Information

Administrative Services Agreement - NE LP and an entity related to FPL Energy have entered into an administrative services agreement that provides for management and administrative services to the Partnerships. The agreement, which expires in 2018, provides for fees of a minimum of $0.6 million per year, subject to certain adjustments, and reimbursement of costs and expenses of performing services. For the years ended December 31, 2007, 2006 and 2005, the Partnerships incurred $0.8 million, $0.8 million and $0.7 million, respectively, in fees and reimbursed costs and expenses under the agreement.

O&M Agreements - NE LP and an entity related to FPL Energy have entered into O&M agreements that provide for the operations and maintenance of the Partnerships. The agreements expire in 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The agreements provide for fees of a minimum of $0.8 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the years ended December 31, 2007, 2006 and 2005, the Partnerships incurred $2.0 million, $1.8 million and $1.8 million, respectively, in fees and reimbursed costs and expenses under the agreements.

Fuel Management Agreements - NE LP has entered into fuel management agreements with an entity related to FPL Energy that provide for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The agreements, which expire in 2023, provide for fees of a minimum of $0.5 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the years ended December 31, 2007, 2006 and 2005, the Partnerships incurred $1.2 million, $1.2 million and $1.1 million, respectively, in fees and reimbursed costs and expenses under the agreements.

On February 28, 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements. This agreement provides for fees for all natural gas purchased and sold, whether physical or financial, and resulting from the purchase and sale of power, to compensate PMI for its costs of credit. Fees under the agreement were $0.9 million, $1.1 million and $0.7 million for the years ending December 31, 2007, 2006 and 2005, respectively.

Power Sales - From time to time, PMI will purchase excess power produced or acquired from the wholesale market by the Partnerships and resell the power to the marketplace. These purchases totaled $106.0 million, $61.6 million and $66.5 million in 2007, 2006 and 2005, respectively.

Fuel Contracts - As discussed in Note 3, in 2004 and 2003 NEA and NJEA entered into long-term gas supply agreements with PMI and SEMNA, respectively. These agreements became effective in 2004 and 2003 and provided the Partnerships with the same combined quantity of natural gas that was being received under the agreements previously in effect. On March 31, 2005, NEA entered into two replacement long-term gas supply agreements with PMI and SEMNA that will enable NEA to purchase sufficient fuel for production. Fuel purchased under these agreements was $188.5 million, $161.0 million and $190.2 million in 2007, 2006 and 2005, respectively.

Power Purchase Agreements - As discussed in Note 3, in January 2004 NJEA entered into two off-peak power purchase contracts with an entity related to FPL Energy and an entity related to SUEZ. These contracts were terminated on February 28, 2005.

O&M of the Cogeneration Facilities - An entity related to FPL Energy provides O&M services for the Partnerships. The Partnerships incurred $13.6 million, $14.9 million and $14.1 million for O&M expense for the years ended December 31, 2007, 2006 and 2005, respectively, of which $4.4 million, $4.2 million and $4.0 million, respectively, represented salaries reimbursed to the O&M provider.

The Partnerships pay a management fee to NE LP in an amount equal to the fees under the administrative services, O&M and fuel management agreements mentioned above.
Accrued expenses under the administrative services, O&M and fuel management agreements were $0.6 million, $0.5 million and $0.4 million at December 31, 2007, 2006 and 2005, respectively.

Affiliate Debt - In December 2003, NE LP borrowed approximately $26.2 million from Northern Cross Investments, Inc., an affiliate of one of the partners of NE LP, to fund the payment to a New Jersey utility in accordance with NJEA's amended and restated power purchase agreement. The loan, which is junior and subordinated to the Acquisition Corp. Securities, has an interest rate of 8.46% and is due in June 2011 with principal and interest payments due semi-annually on June 30 and December 31 of each year. Interest expense was $1.4 million, $1.7 million and $1.9 million in 2007, 2006 and 2005, respectively.

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

The proceeds from the Funding Corp.'s Securities were used to make loans to the Partnerships, and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. Interest expense was $20.5 million, $25.5 million and $29.9 million in 2007, 2006 and 2005, respectively.

The proceeds from the Acquisition Corp. Securities were loaned to NE LP and evidenced by a promissory note. Interest expense was $13.3 million, $14.5 million and $15.3 million in 2007, 2006 and 2005, respectively.

6. Financial Instruments
The Partnerships have made use of derivative financial instruments to hedge their exposure to fluctuations in both interest rates and the price of natural gas.

The prices received by the Partnerships for power sales under their long-term contracts do not move precisely in tandem with the prices paid by the Partnerships for natural gas. To manage the price risk associated with purchases of natural gas, the Partnerships may, from time to time, enter into certain transactions either through public exchanges or by means of over-the-counter transactions with specific counterparties. The Partnerships manage their risk associated with purchases of natural gas through the use of natural gas swap agreements and options. The swap agreements require the Partnerships to pay a fixed price (absolutely or within a specified range) in return for a variable price on specified notional quantities of natural gas. The options consist of purchase call options to establish a maximum price for natural gas, and written call and put options were executed to offset the cost of the purchase call options. The Partnerships had no swaps, calls or put options in 2007 and 2006. The contract amount of these agreements was zero MMBtu at each of December 31, 2007 and 2006.

In an effort to optimize the value of the gas storage assets, NEA typically purchases gas on the open market during the summer months when prices are generally lower and stores this gas in inventory. The Partnerships have entered into certain forward gas sales contracts which meet the definition of a derivative under FAS 133 to hedge the exposure of price movement on the storage gas until the gas is withdrawn from storage and sold physically. NE LP and the Partnerships recorded a current derivative asset of $2.4 million at December 31, 2007, related to these contracts.

Unrealized mark-to-market losses on derivative transactions were $2.3 million for the year ended December 31, 2007. The current portion of the derivative asset is $2.4 million at December 31, 2007 and is included in the combined and consolidated balance sheets under prepaid expenses and other current assets. There was not a non-current component of the derivative asset at December 31, 2007.

Unrealized mark-to-market gains on derivative transactions were $6.1 million for the year ended December 31, 2006. The current portion of the derivative asset was $4.6 million at December 31, 2006 and is included in the combined and consolidated balance sheets under prepaid expenses and other current assets. There was not a non-current component of the derivative asset at December 31, 2006. Unrealized mark-to-market losses on derivative transactions were $1.4 million for the year ended December 31, 2005.

The following estimates of the fair value of financial instruments have been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

	December 31,

	2007		2006

	Carrying Amount(b)	Estimated Fair Value(c)	Carrying Amount(b)	Estimated Fair Value(c)

	(Thousands of Dollars)
Long-term debt, including current maturities, of NE LP/Acquisition Corp. (a)	$163,827	$167,567	$195,802	$202,039
Long-term debt, including current maturities, of Partnerships/Funding Corp.	$171,640	$181,338	$251,982	$261,999

(a)	Includes affiliate note for NE LP and Acquisition Corp. bonds.
(b)

Based on the book value of the Acquisition Corp. bonds ($149,600 and $178,200) and the affiliate note ($14,227 and $17,602) as of December 31, 2007 and 2006, respectively. Based on the book value of the Funding Corp. bonds as of December 31, 2007 and 2006, respectively.

(c)

Based on the bid price of the Acquisition Corp. bonds ($153,340 and $184,437) and the book value of the affiliate note ($14,227 and $17,602) as of December 31, 2007 and 2006, respectively. Based on the bid price of the Funding Corp. bonds as of December 31, 2007 and 2006, respectively.

7. Commitments and Contingencies

Loan Collateral - The NEA power purchase agreements are also secured by a second mortgage on the NEA cogeneration facilities. In addition, on August 31, 2007, a letter of credit for loan collateral was renewed with a face amount of $27.5 million, which was the balance on December 31, 2007. This letter of credit expires on December 31, 2010 and can be drawn upon in multiple drawings in the event that insufficient funds are available in the Partnership's trust accounts to pay bond interest and principal.

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

Operating Lease - NEA entered into a 26-year operating lease in 1986 for a parcel of land. The lease may be extended for another 25 years at the option of NEA at a base rent to be agreed upon by the parties at the time of the extension. Lease payments (in thousands) under this non-cancelable operating lease through 2012 are as follows:

Year ending December 31:
2008	$309
2009	321
2010	333
2011	345
2012	87

Total	$1,395

Lease expense under this agreement is recognized on a straight line levelized basis of approximately $0.2 million annually over the lease term.
8. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information for 2007 and 2006 is as follows:

	March 31 (a)	June 30 (a)	September 30 (a)	December 31 (a)

	(Thousands of Dollars)
NE LP:
2007

Operating revenues(b)	$62,659	$80,131	$106,434	$82,045
Operating income(b)	$31,538	$32,813	$37,464	$24,674
Net income(b)	$22,015	$24,052	$29,495	$14,865

2006

Operating revenues(b)	$87,226	$81,030	$109,991	$80,568
Operating income(b)	$66,420	$41,635	$56,059	$46,119
Net income(b)	$54,886	$30,450	$45,780	$36,042

The Partnerships:
2007

Operating revenues(b)	$62,659	$80,131	$106,434	$82,045
Operating income(b)	$31,539	$32,820	$37,464	$24,672
Net income(b)	$25,909	$27,937	$33,106	$18,491

2006

Operating revenues(b)	$87,226	$81,030	$109,991	$80,568
Operating income(b)	$66,427	$41,635	$56,059	$46,119
Net income(b)	$59,127	$34,673	$49,903	$40,106

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ESI TRACTEBEL FUNDING CORP.:

We have audited the accompanying balance sheets of ESI Tractebel Funding Corp. (the "Company") as of December 31, 2007 and 2006, and the related statements of operations and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ESI Tractebel Funding Corp. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP Certified Public Accountants West Palm Beach, Florida March 12, 2008

ESI TRACTEBEL FUNDING CORP. BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2007	2006

ASSETS
Current assets:
Cash	$1	$1
Interest receivable from the Partnerships	-	12,129
Current portion of notes receivable from the Partnerships	51,801	80,342

Total current assets	51,802	92,472

Notes receivable from the Partnerships	119,839	171,640

TOTAL ASSETS	$171,641	$264,112

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$51,801	$80,342
Accrued interest payable	-	12,129

Total current liabilities	51,801	92,471

Debt securities payable	119,839	171,640

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$171,641	$264,112

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP. STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2007	2006	2005

Interest income - affiliate	$20,545	$25,484	$29,880
Interest expense	(20,545)	(25,484)	(29,880)

NET INCOME	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP. STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$-	$-	$-
Adjustments to reconcile net income to net cash provided by operating activities:
Other - net	-	-	-

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received from the Partnerships	80,342	26,320	45,348

Net cash provided by investing activities	80,342	26,320	45,348

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(80,342)	(26,320)	(45,348)

Net cash used in financing activities	(80,342)	(26,320)	(45,348)

Net change in cash	-	-	-
Cash at beginning of period	1	1	1

Cash at end of period	$1	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$32,674	$13,355	$29,880

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL FUNDING CORP. NOTES TO FINANCIAL STATEMENTS Years Ended December 31, 2007, 2006 and 2005

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

2. Summary of Significant Accounting Policies

Fair Value Measurements - In September 2006, the FASB issued FAS 157, "Fair Value Measurements," which clarifies how to measure fair value and requires enhanced fair value measurement disclosures. The standard emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets for identical assets or liabilities. FAS 157 is effective January 1, 2008 for financial assets and liabilities, and for any other fair value measurements made on a recurring basis. For all other fair value measurements, FAS 157 will be effective January 1, 2009. While the implementation of the first phase of FAS 157 is not complete, the impact of adopting the standard is not expected to be material to the Funding Corp. The Funding Corp. is continuing to evaluate the impact of FAS 157 as it applies to non-financial assets and liabilities that are not remeasured at fair value on a recurring basis.

The Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits, but does not require, entities to account for financial instruments at fair value. The standard does not extend to non-financial assets and liabilities. The Funding Corp. was permitted to adopt FAS 159 on January 1, 2008. The Funding Corp. did not elect to account for any existing financial assets or liabilities under FAS 159 at January 1, 2008, but may elect to account for new financial assets and liabilities at fair value in the future.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. The Securities

The Funding Corp. previously issued secured notes (Securities), the proceeds from which were used to make loans to the Partnerships, and notes payable of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. Borrowings, evidenced by the Securities, outstanding are as follows:

	December 31,

	2007	2006

	(in thousands)
9.32% Senior Secured Bonds Due 2007, Series A	$-	$80,342
9.77% Senior Secured Bonds Due 2010, Series A	171,640	171,640

Total long-term debt	171,640	251,982
Less current maturities	51,801	80,342

Long-term debt, excluding current maturities	$119,839	$171,640

Interest on the Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semiannually in amounts stipulated in the trust indenture. Current maturities of the Funding Corp. Securities at December 31, 2006 included the December 30, 2006 principal repayment of $26.3 million, in addition to accrued interest payable of $12.1 million, which under the terms of the trust indenture was paid on January 2, 2007. As of December 31, 2007, future principal payments (in thousands) are as follows:

Year ending December 31:
2008	$51,801
2009	54,616
2010	65,223

Total	$171,640

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

4. Financial Instruments

The estimated fair value of each of the Securities and the notes receivable from the Partnerships at December 31, 2007 and 2006 was approximately $181 million and $262 million, respectively. The estimate of the fair value has been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

5. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information for 2007 and 2006 is as follows:

	March 31	June 30	September 30	December 31

(Thousands of Dollars)
2007

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$-	$-	$-	$-

2006

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$-	$-	$-	$-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ESI TRACTEBEL ACQUISITION CORP.:

We have audited the accompanying balance sheets of ESI Tractebel Acquisition Corp. (the "Company") as of December 31, 2007 and 2006, and the related statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of ESI Tractebel Acquisition Corp. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP Certified Public Accountants West Palm Beach, Florida March 12, 2008

ESI TRACTEBEL ACQUISITION CORP. BALANCE SHEETS (Thousands of Dollars)

	December 31,

	2007	2006

ASSETS
Current assets:
Interest receivable from NE LP	$-	$7,119
Current portion of note receivable from NE LP	22,000	28,600

Total current assets	22,000	35.719

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	127,600	149,600

Total non-current assets	127,752	149,752

TOTAL ASSETS	$149,752	$185,471

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$44	$40
Accrued interest payable	-	7,119
Current portion of debt securities payable	22,000	28,600

Total current liabilities	22,044	35,759

Non-current liabilities:
Debt securities payable	127,600	149,600
Other	26	36

Total non-current liabilities	127,626	149,636

TOTAL LIABILITIES	149,670	185,395

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued	-	-
Retained earnings	82	76

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$149,752	$185,471

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. STATEMENTS OF OPERATIONS (Thousands of Dollars)

	Years Ended December 31,

	2007	2006	2005

Interest income - affiliate	$13,271	$14,502	$15,293
Interest expense	(13,261)	(14,490)	(15,281)

Income before income taxes	10	12	12
Income tax expense	(4)	(5)	(5)

NET INCOME	$6	$7	$7

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. STATEMENTS OF CASH FLOWS (Thousands of Dollars)

	Years Ended December 31,

	2007	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6	$7	$7
Adjustments to reconcile net income to net cash provided by operating activities:
Other - amortization of deferred gain resulting from hedge	(6)	(7)	(7)

Net cash provided by operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payments received from NE LP	28,600	6,600	8,800

Net cash provided by investing activities	28,600	6,600	8,800

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on debt	(28,600)	(6,600)	(8,800)

Net cash used in financing activities	(28,600)	(6,600)	(8,800)

Net change in cash	-	-	-
Cash at beginning of period	-	-	-

Cash at end of period	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$20,380	$7,371	$15,293

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. STATEMENTS OF STOCKHOLDERS' EQUITY Years Ended December 31, 2007, 2006 and 2005 (Thousands of Dollars)

	Common Stock	Retained Earnings	Stock- holders' Equity

Balances, December 31, 2004	$-	$62	$62
Net income	-	7	7

Balances, December 31, 2005	-	69	69
Net income	-	7	7

Balances, December 31, 2006	-	76	76
Net income	-	6	6

Balances, December 31, 2007	$-	$82	$82

The accompanying notes are an integral part of these financial statements.

ESI TRACTEBEL ACQUISITION CORP. NOTES TO FINANCIAL STATEMENTS Years Ended December 31, 2007, 2006 and 2005

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

2. Summary of Significant Accounting Policies

Fair Value Measurements - In September 2006, the FASB issued FAS 157, "Fair Value Measurements," which clarifies how to measure fair value and requires enhanced fair value measurement disclosures. The standard emphasizes that fair value is a market-based measurement not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets for identical assets or liabilities. FAS 157 is effective January 1, 2008 for financial assets and liabilities, and for any other fair value measurements made on a recurring basis. For all other fair value measurements, FAS 157 will be effective January 1, 2009. While the implementation of the first phase of FAS 157 is not complete, the impact of adopting the standard is not expected to be material to the Acquisition Corp. The Acquisition Corp. is continuing to evaluate the impact of FAS 157 as it applies to non-financial assets and liabilities that are not remeasured at fair value on a recurring basis.

The Fair Value Option for Financial Assets and Financial Liabilities - In February 2007, the FASB issued FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities," which permits, but does not require, entities to account for financial instruments at fair value. The standard does not extend to non-financial instruments. The Acquisition Corp. was permitted to adopt FAS 159 on January 1, 2008. The Acquisition Corp. did not elect to account for any existing financial assets or liabilities under FAS 159 at January 1, 2008, but may elect to account for new financial assets and liabilities at fair value in the future.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. The Securities

On February 12, 1998, the Acquisition Corp. issued $220 million of 7.99% Secured Bonds Due 2011, Series B (Securities). The proceeds from the Securities were loaned to NE LP, evidenced by a promissory note, for the purpose of reimbursing certain partners of NE LP for a portion of the $545 million in equity contributions used to acquire the Partnerships. The Securities are unconditionally guaranteed by NE LP. Borrowings outstanding at December 31, 2007 and 2006 were $149.6 million and $178.2 million, respectively, including current maturities of $22.0 million and $28.6 million, respectively.

Interest on the Securities is payable semiannually on each June 30 and December 30. Principal repayments are made semi-annually in amounts stipulated in the trust indenture. Current maturities of the Acquisition Corp. Securities at December 31, 2006 included the December 30, 2006 principal repayment of $6.6 million and accrued interest payable of $7.1 million, which under the terms of the trust indenture was paid on January 2, 2007. As of December 31, 2007, future principal payments (in thousands) are as follows:

Year ending December 31:
2008	$22,000
2009	26,400
2010	35,200
2011	66,000

Total long-term debt	149,600
Less current maturities	22,000

Long-term debt, excluding current maturities	$127,600

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

4. Financial Instruments

The estimated fair value of each of the Securities and the note receivable from NE LP at December 31, 2007 and 2006 was approximately $153 million and approximately $184 million, respectively. The estimate of the fair value has been made using available market information and other valuation methodologies. However, the use of different market assumptions or methods of valuation could result in different estimated fair values.

5. Income Taxes

The Acquisition Corp. acts as the agent of NE LP with respect to the Securities and holds itself out as the agent of NE LP in all dealings with third parties relating to the Securities. Accordingly, as a result of the agency relationship, all tax activity of the Acquisition Corp. for federal and state income tax purposes represents amounts due to NE LP.

6. Quarterly Data (Unaudited)
Condensed consolidated quarterly financial information for 2007 and 2006 is as follows:

	March 31 (a)	June 30 (a)	September 30 (a)	December 31 (a)

(Thousands of Dollars)
2007

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$2	$1	$2	$1

2006

Operating revenues	$-	$-	$-	$-
Operating income	$-	$-	$-	$-
Net income	$2	$1	$2	$2

(a)

In the opinion of Acquisition Corp., all adjustments, which consist of only normal recurring accruals necessary to present a fair statement of the amounts shown for such periods have been made. Results of operations for an interim period may not give a true indication of results for the year.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A(T). Controls and Procedures
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

As of December 31, 2007, the Acquisition Corp. and NE LP had performed an evaluation, under the supervision and with the participation of its management, including the Principal Officers, of the effectiveness of the design and operation of the Acquisition Corp. and NE LP disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the Principal Officers of the Acquisition Corp. and NE LP concluded that the Acquisition Corp.'s and NE LP's disclosure controls and procedures were effective, as of that date, in timely alerting them to material information relating to the Acquisition Corp. and NE LP required to be included in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Principal Officers, to allow timely decisions regarding required disclosure.

Internal Control Over Financial Reporting
(a) Management's Annual Report on Internal Control Over Financial Reporting

The Acquisition Corp.'s and NE LP's management are responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The consolidated and combined financial statements of NE LP, and the financial statements of Acquisition Corp., which in part are based on informed judgments and estimates made by management, have been prepared in conformity with generally accepted accounting principles applied on a consistent basis.

To aid in carrying out this responsibility, management maintain a system of internal accounting control which is established after weighing the cost of such controls against the benefits derived. In the opinion of management, the overall system of internal accounting control provides reasonable assurance that the assets of the Acquisition Corp. and NE LP are safeguarded and that transactions are executed in accordance with management's authorization and are properly recorded for the preparation of financial statements. In addition, management believes the overall system of internal accounting control provides reasonable assurance that material errors or irregularities would be prevented or detected on a timely basis by employees in the normal course of their duties. Any system of internal accounting control, no matter how well designed, has inherent limitations, including the possibility that controls can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation and reporting.

The Management Committee of NE LP and the Board of Directors of the Acquisition Corp. each pursues its oversight responsibility for financial reporting and accounting through its Disclosure Committee. This Committee, which is made up of several key management employees, reports directly to the Principal Officers of each of the Acquisition Corp. and NE LP to monitor and evaluate these disclosure controls and procedures.

Management assessed the effectiveness of the Acquisition Corp.'s and NE LP's internal control over financial reporting as of December 31, 2007, using the criteria established by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control - Integrated Framework. Based on this assessment, management believes that the Acquisition Corp.'s and NE LP's internal control over financial reporting were effective as of December 31, 2007.

This annual report does not include an attestation report of the Acquisition Corp.'s and NE LP's independent registered public accounting firm, Deloitte & Touche LLP, regarding internal control over financial reporting. Management's report was not subject to attestation by the Acquisition Corp.'s and NE LP's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Acquisition Corp. and NE LP to provide only management's report in this annual report.

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

Item 9B. Other Information
None.

PART III
Item 10. Directors and Executive Officers and Corporate Governance
Neither NE LP nor the Partnerships has a Board of Directors.

Executive Officers (or their equivalent) of NE LP, the Partnerships, the Acquisition Corp. and the Funding Corp. (a)

Name	Age	Position	Effective Date

Eric M. Heggeseth	57	Vice President of Acquisition Corp. Vice President of Funding Corp.	November 30, 1998 November 30, 1998
Herman A. Schopman	49	Vice President of Acquisition Corp. Vice President of Funding Corp.	November 7, 2006 November 7, 2006
Mark R. Sorensen	42	Treasurer of Acquisition Corp. Treasurer of Funding Corp. Treasurer of ESI GP Treasurer of ESI LP	November 18, 2002 November 18, 2002 November 18, 2002 November 18, 2002
T. J. Tuscai	39	President of Acquisition Corp. President of Funding Corp. President of ESI GP President of ESI LP	January 18, 2007 January 18, 2007 January 18, 2007 January 18, 2007

(a)	See the information about these individuals below under Management Committee of NE LP and the Partnerships and Directors of the Funding Corp. and the Acquisition Corp.

Management Committee of NE LP and the Partnerships

Timothy A. Oliver. Mr. Oliver, 36, is director of business management of FPL Energy. From September 2006 to February 2008 he was a senior associate business manager. Prior to being named to that position in September 2006, he was a principal financial analyst of FPL Energy. He was appointed to the Management Committee of NE LP and the Partnerships by ESI GP in September 2006.

Eric M. Heggeseth. Mr. Heggeseth, 57, is senior vice president of SUEZ Power. He was appointed to the Management Committee by SUEZ GP in March 1998.

T. J. Tuscai. Mr. Tuscai, 39, is senior vice president of FPL Energy, a position he has held since December 2006. Mr. Tuscai was president of FPL Fibernet, LLC (an indirect subsidiary of FPL Group that leases wholesale fiber-optic network capacity and dark fiber), and served in that position from May 2004 until November 2005. From November 2005 to December 2006, Mr. Tuscai was president of Gexa Energy, LP, a subsidiary of FPL Energy that provides retail electric services. From September 2003 to May 2004, Mr. Tuscai was vice president of global accounts for General Electric Capital Corporation (GE Capital), a financial services corporation, where his primary responsibility was for delivering innovative customer solutions for Fortune 100 companies by combining the value proposition from all General Electric Company businesses. From January 2002 to September 2003, Mr. Tuscai was general manager, TLS Commercial Vehicles (a division of GE Capital) where his primary responsibility was for the overall direction and profitability for one of the United Kingdom's (UK's) largest commercial vehicle fleets. He was appointed to the Management Committee by ESI GP in January 2007.

John K. LeDoux. Mr. LeDoux, 50, is vice president - business control for SUEZ, a position he has held since May 2002. Mr. LeDoux was appointed to the Management Committee by SUEZ GP in September 2006.
Directors of the Funding Corp. and the Acquisition Corp.

T. J. Tuscai. Mr. Tuscai, 39, is senior vice president of FPL Energy, a position he has held since December 2006. Mr. Tuscai was president of FPL Fibernet, LLC (an indirect subsidiary of FPL Group that leases wholesale fiber-optic network capacity and dark fiber), and served in that position from May 2004 until November 2005. From November 2005 to December 2006, Mr. Tuscai was president of Gexa Energy, LP, a subsidiary of FPL Energy that provides retail electric services. From September 2003 to May 2004, Mr. Tuscai was vice president of global accounts for General Electric Capital Corporation (GE Capital), a financial services corporation, where his primary responsibility was for delivering innovative customer solutions for Fortune 100 companies by combining the value proposition from all General Electric Company businesses. From January 2002 to September 2003, Mr. Tuscai was general manager, TLS Commercial Vehicles (a division of GE Capital) where his primary responsibility was for the overall direction and profitability for one of the UK's largest commercial vehicle fleets. He held a number of other senior management positions at GE Capital including general manager of several European businesses. He was appointed a director of the Funding Corp. and Acquisition Corp. in January 2007.

Eric M. Heggeseth. Mr. Heggeseth, 57, is senior vice president of SUEZ Power. He has been a director of the Funding Corp. and the Acquisition Corp. since November 1998.

Herman A. Schopman. Mr. Schopman, 49, is President and CEO of SUEZ Power, a position he has held since September 2006. From September 2002 to September 2006, he served as senior vice president of SUEZ Power. Prior to being named to that position he held a number of other senior management positions with SUEZ and affiliated companies, including president of Trigen Philadelphia Energy Corp., a central district heating and cooling operation. He was appointed a director of the Funding Corp. and the Acquisition Corp. in November 2006.

Mark R. Sorensen. Mr. Sorensen, 42, is vice president, finance and chief financial officer of FPL Energy, a position he has held since November 2002. He has been a director of the Funding Corp. and the Acquisition Corp. since January 2004.

Directors of the Funding Corp. and the Acquisition Corp. are elected annually and serve until their resignation, removal or until their respective successors are elected. The members of the Management Committee serve until their resignation, removal or until their respective successors are elected. Except as noted, each director or management committee member has held his position for five years or more and his employment history is continuous.

None of the registrants have adopted a code of ethics for their senior executive and financial officers; however, such officers (including the registrants' principal executive officers, principal financial officers, principal accounting officers or controllers, or persons performing similar functions) are governed by a code of ethics for senior executive and financial officers of FPL Group. FPL Group's code of ethics for senior executive and financial officers can be accessed in the "Governance" section on FPL Group's website at www.fplgroup.com or obtained, without charge, by writing to FPL Group for a printed copy at FPL Group, Inc., 700 Universe Boulevard, Juno Beach, Florida 33408-0420, Attention: Investor Relations. Information contained on FPL Group's website (or any of its subsidiaries' websites) is not incorporated by reference in this annual report on Form 10-K.

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

Securities Authorized for Issuance Under Equity Compensation Plans. None.
Item 13. Certain Relationships and Related Transactions, and Director Independence
Policies and Procedures Regarding Related Party Transactions

The NE LP Partnership Agreement, the trust indenture for the Acquisition Corp. Securities, the trust indenture for the Funding Corp. Securities, the Administrative Services Agreement and the Partnerships' amended and restated partnership agreements set forth policies and procedures for the review and approval of certain transactions with persons affiliated with the registrants.

The Agreement of Limited Partnership of NE LP (the NE LP Partnership Agreement) provides that a partner or an affiliate of NE LP may transact business with NE LP with the unanimous approval of the Management Committee. Any business transacted by a partner of NE LP or its affiliate with NE LP shall be on terms no less favorable to NE LP than would be available from third parties in an arm's length transaction. Management Committee approval is also required for NE LP to enter into any contract or agreement with an affiliate of a partner (other than the Administrative Services Agreement, O&M Agreements and Fuel Management Agreements, which were specifically authorized in the NE LP Partnership Agreement). The NE LP Partnership Agreement further provides that the Management Committee and the general partners must act in a commercially reasonable manner whenever any of them or their affiliates provides, or has provided by any other person, services to NE LP.

Subject to the direction and control of the Management Committee, if ESI GP, ESI LP, SUEZ GP, SUEZ LP or an affiliate of any of them (the "Partner Affiliate"), provides or proposes to provide goods or services to NE LP, NE LLC or either or both of the Partnerships pursuant to a contract or other agreement (a "Partner Affiliate Agreement"), the other NE LP partner (the "Non-Affiliate Partner") shall be responsible for representing NE LP, NE LLC or the applicable Partnership, as the case may be, in connection with the negotiation of the terms of such Partner Affiliate Agreement. Subject to the approval, direction and control of the Management Committee, upon the execution of any Partner Affiliate Agreement, ESI GP, as Manager, shall be responsible for representing NE LP with respect to the management of the day-to-day affairs thereunder in accordance with the terms of the Administrative Services Agreement. In the event of any dispute, breach or alleged breach of a Partner Affiliate Agreement, the Non-Affiliate Partner shall have the right to represent NE LP with respect to such dispute, breach or alleged breach (including any litigation relating thereto); provided, that the Non-Affiliate Partner may not terminate the Partner Affiliate Agreement without the approval of the Management Committee or incur expenditures on behalf of NE LP with respect to any such dispute, breach or alleged breach in excess of $100,000 without the approval of the Management Committee.

The trust indenture for the Acquisition Corp. Securities provides that Acquisition Corp., NE LP and NE LLC may not make any payment to, or sell, lease, transfer or otherwise dispose of, any of their properties or assets to, or purchase any property or assets from, or enter into or make or amend any transaction, contract, agreement, understanding, loan, advance or guarantee with, or for the benefit of, any affiliate thereof (an "Affiliate Transaction"), unless such Affiliate Transaction is on terms that are no less favorable to Acquisition Corp., NE LP or NE LLC, as the case may be, than those that would have been obtained in a comparable transaction with an unrelated person. Certain transactions are deemed not to be Affiliate Transactions, including transactions with affiliates entered into prior the date of the trust indenture and certain restricted payments that are permitted by the provisions of the trust indenture.

The trust indenture for the Funding Corp. Securities provides that the Funding Corp. and each Partnership may not directly or indirectly enter into any transaction with or for the benefit of Funding Corp., each Partnership, the partners of the Partnerships, and affiliates of any of them (a related party), unless such transaction is on terms that are no less advantageous to Funding Corp. and/or the relevant Partnership as in a comparable transaction with an unrelated party. Certain transactions are deemed not to be transactions with a related party, including certain restricted payments, the incurrence of certain permitted debt and payment of certain fees and costs that are permitted by the provisions of the trust indenture.

The Administrative Services Agreement provides that ESI GP, as Manager, shall be responsible for the negotiation and administration of contracts with NE LP or either of the Partnerships, provided that contracts with affiliates of the Manager are subject to the provisions of the NE LP Partnership Agreement regarding approval and oversight of affiliate transactions.

The Amended and Restated Agreement of Limited Partnership for each of the Partnerships provide that a partner or an affiliate thereof may transact business with the Partnership with the approval of the general partner, and shall be on terms no less favorable than would be available from third parties in an arm's length transaction.

Certain Relationships and Related Transactions

Administrative Services Agreement - NE LP and an entity related to FPL Energy have entered into an administrative services agreement that provides for management and administrative services to the Partnerships. The agreement, which expires in 2018, provides for fees of a minimum of $0.6 million per year, subject to certain adjustments, and reimbursement of costs and expenses of performing services. For the years ended December 31, 2007, 2006 and 2005, the Partnerships incurred $0.8 million, $0.8 million and $0.7 million, respectively, in fees and reimbursed costs and expenses under the agreement.

O&M Agreements - NE LP and an entity related to FPL Energy have entered into O&M agreements that provide for the operations and maintenance of the Partnerships. The agreements expire in 2016, subject to extension by mutual agreement of the parties before six months preceding expiration. The agreements provide for fees of a minimum of $0.8 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the years ended December 31, 2007, 2006 and 2005, the Partnerships incurred $2.0 million, $1.8 million and $1.8 million, respectively, in fees and reimbursed costs and expenses under the agreements.

Fuel Management Agreements - NE LP has entered into fuel management agreements with an entity related to FPL Energy that provide for the management of all natural gas and fuel oil, transportation and storage agreements, and the location and purchase of any additional required natural gas or fuel oil for the Partnerships. The agreements, which expire in 2023, provide for fees of a minimum of $0.5 million per year, subject to certain adjustments, for each Partnership and reimbursement of costs and expenses of performing services. For the years ended December 31, 2007, 2006 and 2005, the Partnerships incurred $1.2 million, $1.2 million and $1.1 million, respectively, in fees and reimbursed costs and expenses under the agreements.

On February 28, 2005, a supplemental fuel management subcontract agreement was entered into to allow PMI to purchase energy, ancillary services and capacity from the NEA facility or from the marketplace and sell to the purchasers under the NEA amended and restated power purchase agreements. This agreement provides for fees for all natural gas purchased and sold, whether physical or financial, and resulting from the purchase and sale of power, to compensate PMI for its costs of credit. Fees under the agreement were $0.9 million, $1.1 million and $0.7 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Power Sales - From time to time, PMI will purchase excess power produced or acquired from the wholesale market by the Partnerships and resell the power to the marketplace. These purchases totaled $106.0 million, $61.6 million and $66.5 million in 2007, 2006 and 2005, respectively.

Fuel Contracts - As discussed in Note 3 to the Consolidated and Combined Financial Statements, in 2004 and 2003 NEA and NJEA entered into long-term gas supply agreements with PMI and SEMNA, respectively. These agreements became effective in 2004 and 2003 and provided the Partnerships with the same combined quantity of natural gas that was being received under the agreements previously in effect. On March 31, 2005, NEA entered into two replacement long-term gas supply agreements with PMI and SEMNA that will enable NEA to purchase sufficient fuel for production. Fuel purchased under these agreements was $188.5 million, $161.0 million and $190.2 million in 2007, 2006 and 2005, respectively.

Power Purchase Agreements - As discussed in Note 3 to the Consolidated and Combined Financial Statements, in January 2004, NJEA entered into two off-peak power purchase contracts with PMI and SEMNA. On February 28, 2005, NJEA terminated these two agreements.

O&M of the Cogeneration Facilities - An entity related to FPL Energy provides O&M services for the Partnerships. The Partnerships incurred $13.6 million, $14.9 million and $14.1 million for O&M expense for the years ended December 31, 2007, 2006 and 2005, respectively, of which $4.4 million, $4.2 million and $4.0 million, respectively, represented salaries reimbursed to the O&M provider.

The Partnerships pay a management fee to NE LP in an amount equal to the fees under the administrative services, O&M and fuel management agreements mentioned above.
Accrued expenses under the administrative services, O&M and fuel management agreements were $0.6 million and $0.5 million at December 31, 2007 and 2006, respectively.

Affiliate Debt - In December 2003, NE LP borrowed approximately $26.2 million from Northern Cross Investments, Inc., an affiliate of one of the partners of NE LP, to fund the payment to a New Jersey utility in accordance with NJEA's amended and restated power purchase agreement. The loan, which is junior and subordinated to the Acquisition Corp. Securities, has an interest rate of 8.46% and is due in June 2011 with principal and interest payments due semi-annually on June 30 and December 31 of each year. Interest expense was $1.4 million, $1.7 million and $1.9 million in 2007, 2006 and 2005, respectively.

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

The proceeds from the Funding Corp.'s Securities, issued in 1994, were used to make loans to the Partnerships, and notes of the Partnerships were issued to the Funding Corp. in an aggregate principal amount equal to the Funding Corp. Securities. Interest expense was $20.5 million, $25.5 million and $29.9 million in 2007, 2006 and 2005, respectively.

The proceeds from the Acquisition Corp. Securities, issued in 1998, were loaned to NE LP and evidenced by a promissory note. Interest expense was $13.3 million, $14.5 million and $15.3 million in 2007, 2006 and 2005, respectively.

Director Independence

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

PART IV

Item 14. Principal Accountant Fees and Services

Fees billed for professional services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, Deloitte & Touche), were $190 thousand and $170 thousand for "Audit Fees" in 2007 and 2006, respectively. No fees in the categories "Tax Fees", "Audit-Related Fees" and "All Other Fees" were incurred by the registrants in 2007 or 2006. Audit Fees consist of fees billed for professional services rendered for the audits of the registrants', NEA's, NJEA's and Funding Corp.'s annual financial statements for the fiscal years ended 2007 and 2006 (fees were not billed to the registrants separately), the review of financial statements included in the registrants' Quarterly Reports on Form 10-Q for the fiscal years ended 2007 and 2006, and other services related to SEC and bondholder matters.

Item 15. Exhibits and Financial Statement Schedules

(a)	1.	Financial Statements	Page(s)

		NE LP:
		Independent Auditors' Report	19
		Consolidated Balance Sheets	20
		Consolidated Statements of Operations	21
		Consolidated Statements of Cash Flows	22
		Consolidated Statements of Partners' Equity	23
		Notes to Consolidated Financial Statements	28-37

		Partnerships:
		Independent Auditors' Report	19
		Combined Balance Sheets	24
		Combined Statements of Operations	25
		Combined Statements of Cash Flows	26
		Combined Statements of Partners' Equity	27
		Notes to Combined Financial Statements	28-37

		Funding Corp.:
		Independent Auditors' Report	38
		Balance Sheets	39
		Statements of Operations	40
		Statements of Cash Flows	41
		Notes to Financial Statements	42-43

		Acquisition Corp.:
		Independent Auditors' Report	44
		Balance Sheets	45
		Statements of Operations	46
		Statements of Cash Flows	47
		Statements of Stockholders' Equity	48
		Notes to Financial Statements	49-50

2.	Financial Statement Schedules - Schedules are omitted as not applicable or not required.

3.	Exhibits (including those Incorporated by reference)

Exhibit No.	Description
3.1(1)	Certificate of Incorporation of the Funding Corp. as filed with the Secretary of State of the State of Delaware on November 3, 1994
3.1.1(5)	Certificate of Amendment of Certificate of Incorporation of the Funding Corp. as filed with the Secretary of State of the State of Delaware on February 3, 1998
3.1.2(6)	Certificate of Incorporation of the Acquisition Corp. as filed with the Secretary of State of the State of Delaware on January 12, 1998
3.2(5)	By-laws of the Funding Corp.
3.2.1(6)	By-laws of the Acquisition Corp.
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

4.8(1)	Pledge, Trust and Intercreditor Agreement dated as of December 1, 1994 among the Partnerships, Sanwa, and Sanwa Bank Trust Company of New York and the Trustee
4.9(1)	Assignment and Security Agreement dated as of December 1, 1994, between the Funding Corp. and the Trustee
4.10(1)	Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between the Partnerships, NE LP and the Trustee
4.11(1)	Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between NEA and the Trustee
4.12(1)	Amended and Restated Assignment and Security Agreement dated as of December 1, 1994, between NJEA and the Trustee
4.13(1)	Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of December 1, 1994, made by NEA in favor of the Trustee
4.14(1)	Amended and Restated Mortgage, Assignment of Rents, Security Agreement and Fixture Filing (Additional Properties) dated as of December 1, 1994, made by NEA in favor of the Trustee
4.15(1)	Amended and Restated Indenture of Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated as of December 1, 1994, made by NJEA in favor of the Trustee
4.16(1)	Amended and Restated Stock Pledge Agreement dated as of December 1, 1994, between NJEA and the Trustee
4.17(1)	Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank (National Association) and the Trustee with respect to the Bellingham Mortgage dated as of June 28, 1989
4.18(1)	Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank (National Association) and the Trustee with respect to the Bellingham Mortgage dated August 10, 1989
4.19(1)	Assignment of Mortgage dated as of December 1, 1994, between The Chase Manhattan Bank (National Association) and the Trustee with respect to the Sayreville Mortgage dated June 28, 1989
4.20(1)	Assignment of Security Agreements dated as of December 1, 1994, among The Chase Manhattan Bank (National Association), the Trustee, the Partnerships, the Funding Corp. and NE LP
4.21(5)	Second Supplemental Trust Indenture dated as of January 14, 1998 among the Funding Corp., NEA, NJEA and the Trustee
4.22(5)	Amendment to Amended and Restated Assignment and Security Agreement by and between NEA, NJEA, NE LP and the Trustee dated as of January 14, 1998
4.23(5)	Termination of Pledge, Trust and Intercreditor Agreement dated as of January 30, 1998 among NEA, NJEA, Sanwa, Sanwa Bank and Trust Company of New York and the Trustee
4.24(6)	Indenture, dated as of February 19, 1998 among the Acquisition Corp., NE LP, NE LLC, and the Trustee
4.25(6)	Registration Rights Agreement, dated as of February 19, 1998 by and among the Acquisition Corp., NE LP, and Goldman Sachs & Co.
4.26(6)	Company & Partner Pledge Agreement dated as of February 19, 1998 by and among the Acquisition Corp., NE LP and NE LLC in favor of the Trustee
4.27(6)	Sponsor Pledge Agreement dated as of February 19, 1998 by and among ESI Northeast Acquisition, ESI GP, ESI LP, Tractebel GP, Tractebel LP, and Tractebel Power in favor of the Trustee
4.28	First Supplemental Indenture dated as of May 31, 1999 among the Acquisition Corp., NE LP, NE LLC, and the Trustee
10.1(1)	Accommodation Agreement dated as of June 28, 1989, between NEA, Boston Edison (BECO), Commonwealth, Montaup, and The Chase Manhattan Bank (National Association)
10.2.1(1)	Amended and Restated Operation and Maintenance Agreement dated as of June 28, 1989 (the "Sayreville O&M Agreement"), between NJEA and Westinghouse Power
10.2.2(1)	Letter Agreement regarding the Sayreville Heat Rate dated June 23, 1993, between NJEA and Westinghouse Power
10.2.3(1)	Letter Agreement regarding extension of the Sayreville O&M Agreement dated June 23, 1993, between Westinghouse Power and NJEA
10.2.4(1)	Second Amended and Restated Operation and Maintenance Agreement dated as of June 28, 1989 (the "Bellingham O&M Agreement"), between NEA and Westinghouse Power
10.2.5(1)	Letter Agreement regarding the Bellingham Heat Rate dated June 23, 1993, between NEA and Westinghouse
10.2.6(1)	Letter Agreement regarding extension of the Bellingham O&M Agreement dated June 23, 1993, between NEA and Westinghouse Power
10.2.7(2)	Amendment No. 1 to the Bellingham O&M Agreement, dated as of May 1, 1995, by and between NEA and Westinghouse Power
10.3.1(1)	Power Purchase Agreement dated as of April 1, 1986 (the "BECO I Power Purchase Agreement"), between NEA and BECO
10.3.2(1)	First Amendment to the BECO I Power Purchase Agreement dated as of June 8, 1987, between BECO and NEA
10.3.3(1)	Second Amendment to the BECO I Power Purchase Agreement dated as of June 21, 1989, between BECO and NEA
10.3.4(1)	Power Purchase Agreement dated as of January 28, 1988 (the "BECO II Power Purchase Agreement"), between NEA and BECO
10.3.5(1)	First Amendment to the BECO II Power Purchase Agreement dated as of June 21, 1989, between NEA and BECO
10.3.6(1)	Power Sale Agreement dated as of November 26, 1986 (the "Commonwealth I Power Purchase Agreement"), between NEA and Commonwealth
10.3.7(1)	First Amendment to the Commonwealth I Power Purchase Agreement dated as of August 15, 1988, between Commonwealth and NEA
10.3.8(1)	Second Amendment to the Commonwealth I Power Purchase Agreement dated as of January 1, 1989, between Commonwealth and NEA
10.3.9(1)	Power Sale Agreement dated as of August 15, 1988 (the "Commonwealth II Power Purchase Agreement"), between NEA and Commonwealth
10.3.10(1)	First Amendment to the Commonwealth II Power Purchase Agreement dated as of January 1, 1989, between NEA and Commonwealth
10.3.11(1)	Power Purchase Agreement dated as of October 17, 1986 (the "Montaup Power Purchase Agreement"), between NEA and Montaup
10.3.12(1)	First Amendment to the Montaup Power Purchase Agreement dated as of June 28, 1989, between Montaup and NEA
10.3.13(1)	Power Purchase Agreement dated as of October 22, 1987 (the "JCP&L Power Purchase Agreement"), between NJEA and JCP&L
10.3.14(1)	First Amendment to the JCP&L Power Purchase Agreement dated as of June 16, 1989, between JCP&L and NJEA
10.4.1(1)

Firm Transportation Service Agreement dated as of February 28, 1994, among CNG Transmission Corporation, a Delaware corporation ("CNG"), NEA, ProGas U.S.A., Inc., a Delaware corporation ("ProGas USA") and ProGas

10.4.2(1)	Firm Gas Transportation Agreement (Rate Schedule X-320) dated as of February 27, 1991, between NEA and Transcontinental Gas Pipe Line Corporation, a Delaware corporation ("Transco")
10.4.3(1)	Rate Schedule X-35 Firm Gas Transportation Agreement dated as of October 1, 1993, between NEA and Algonquin Gas Transmission Company, a Delaware corporation ("Algonquin")
10.4.4(1)	Service Agreement for Rate Schedule FTS-5 dated as of February 16, 1994, between NEA and Texas Eastern Transmission Corporation, a Delaware corporation ("Texas Eastern")
10.4.5(1)	ProGas/TransCanada NE Assignment Agreement dated as of July 30, 1993, between ProGas and TransCanada Pipelines Limited, an Ontario corporation ("TransCanada")
10.4.6(1)	Northeast Gas Substitution Agreement dated as of July 30, 1993, among ProGas, NEA and TransCanada
10.4.7(1)	Northeast Notice and Consent dated as of July 30, 1993, among NEA, ProGas and TransCanada
10.4.8(1)	ProGas NE Producer Assignment Agreement dated as of July 30, 1993, between ProGas and TransCanada
10.4.9(1)	Firm Transportation Service Agreement dated as of February 28, 1994, among CNG, NJEA, ProGas USA and ProGas
10.4.10(1)	Firm Gas Transportation Agreement (Rate Schedule X-319) dated as of February 27, 1991, between Transco and NJEA
10.4.11(1)	Gas Purchase and Sales Agreement dated as of May 4, 1989 (the "PSE&G Agreement"), between NJEA and PSE&G
10.5.1(1)	Service Agreement Applicable to the Storage of Natural Gas Under Rate Schedule GSS-II dated as of September 30, 1993, between CNG and NEA
10.5.2(1)	Service Agreement Applicable to the Storage of Natural Gas Under Rate Schedule GSS-II dated as of September 30, 1993, between CNG and NJEA
10.5.3(2)	Service Agreement Applicable to Transportation of Natural Gas under Rate Schedule FT dated as of February 1, 1996, by and between CNG and NEA
10.5.4(2)	Service Agreement Applicable to Transportation of Natural Gas under Rate Schedule FT dated as of February 1, 1996, by and between CNG and NJEA
10.6.1(1)	Gas Purchase Contract dated as of May 12, 1988 (the "Bellingham ProGas Agreement"), between ProGas and NEA
10.6.2(1)	First Amending Agreement to the Bellingham ProGas Agreement dated as of April 17, 1989, between ProGas and NEA
10.6.3(1)	Second Amending Agreement to the Bellingham ProGas Agreement dated as of June 23, 1989, between ProGas and NEA
10.6.4(1)	Amending Agreement to the ProGas Agreements (as defined below) dated as of November 1, 1991, between ProGas, NEA and NJEA
10.6.5(1)	Third Amending Agreement to the Bellingham ProGas Agreement dated as of July 30, 1993, between ProGas and NEA
10.6.6(1)	Letter Agreement regarding the Bellingham ProGas Agreement dated as of September 14, 1992, between ProGas and NEA
10.6.7(1)	Letter Agreement regarding the Bellingham ProGas Agreement dated as of July 30, 1993, between ProGas and NEA
10.7.1(1)	Amended and Restated Steam Sales Agreement dated as of December 21, 1990, between NEA and NECO-Bellingham, Inc., a Massachusetts corporation ("NECO")
10.7.2(1)	Industrial Steam Sales Contract dated as of June 5, 1989, between NJEA and Hercules Incorporated, a Delaware corporation ("Hercules")
10.8.1(1)	Letter agreement regarding Bellingham Project power transmission arrangements dated June 29, 1989, between NEA and BECO
10.8.2(1)	Letter agreement regarding Bellingham Project power transmission arrangements dated June 6, 1989, between NEA and Commonwealth
10.8.3(1)	Letter agreement regarding Bellingham Project power transmission arrangements dated June 28, 1989, between NEA and Montaup
10.9(1)	Amended and Restated Interconnection Agreement dated as of September 24, 1993, between BECO and NEA
10.10. 1(4)	Guaranty of Contract for Operation and Maintenance dated May 12, 1995 by Westinghouse Power
10.10.2(1)	Licensing Agreement for the Fluor Daniel Carbon Dioxide Recovery Process dated as of June 28, 1989, between Fluor Daniel Inc., a California corporation ("Fluor Daniel"), and NEA
10.11.1(1)	Ground Lease Agreement dated as of June 28, 1989, between NJEA and ETURC
10.11.2(1)	Agreement of Sublease dated as of June 28, 1989, between ETURC and NJEA
10.11.3(1)	Lease of Property dated as of June 1, 1986, between Prestwich Corporation and NE LP
10.12.1(1)	Investment Agreement dated as of December 1, 1994, between Sanwa and Sanwa Bank Trust Company of New York under the Pledge, Trust and Intercreditor Agreement
10.12.2(1)	Investment Agreement dated as of December 1, 1994, between Sanwa and Sanwa Bank Trust Company of New York under the Pledge, Trust and Intercreditor Agreement
10.13(1)	Agreement between the Water and Sewer Commissioners of the Town of Bellingham and NEA dated as of December 13, 1988 and December 30, 1988, respectively
10.14(1)	Mortgage, Assignment of Rents, Security Agreement and Fixture Filing dated June 29, 1989, by NEA in favor of BECO, Commonwealth and Montaup
10.15(3)	Declaration of Easements, Covenants, and Restrictions dated as of June 28, 1989 by NEA
10.16(5)	Operation and Maintenance Agreement dated as of November 21, 1997 by and between NE LP and FPLE Operating Services
10.17(5)	Operation and Maintenance Agreement dated as of November 21, 1997 by and between NE LP and FPLE Operating Services
10.18(5)	Fuel Management Agreement, dated as of January 20, 1998, effective retroactive to January 14, 1998, by and between NE LP and ESI Northeast Fuel, assigned by NE LP to NEA on January 20, 1998
10.19(5)	Fuel Management Agreement, dated as of January 20, 1998, effective retroactive to January 14, 1998, by and between NE LP and ESI Northeast Fuel, assigned by NE LP to NJEA on January 20, 1998
10.20(5)	Administrative Services Agreement dated as of November 21, 1997 between NE LP and ESI GP
10.21(6)	Reimbursement Agreement dated as of November 21, 1997 by and among FPL Group Capital, Tractebel Power and NE LP
10.22(7)	Termination Agreement, dated August 9, 2002, between ProGas and NJEA
10.23(8)	Base Contract for Sale and Purchase of Natural Gas, dated October 2, 2002, between PMI and NJEA
10.24(8)	Base Contract for Sale and Purchase of Natural Gas, dated September 26, 2002, between SEMNA and NJEA
10.25(8)	Guarantee, dated October 2, 2002, between FPL Group Capital Inc and NJEA
10.26(8)	Guaranty, dated October 2, 2002, by Tractebel S.A. in favor of NJEA
10.27(9)	Operating Lease Agreement dated as of October 10, 2002 between NEA and The BOC Group, Inc.
10.28(9)	On-Site Steam Supply Agreement between NEA and The BOC Group, Inc. dated as of October 10, 2002
10.29(9)	Three Party Agreement dated as of October 10, 2002 among The BOC Group, Inc., Praxair, Inc. and NEA
10.30(9)	Consent and Agreement dated as of October 10, 2002 among The BOC Group, Inc. and Praxair, Inc.
10.31(9)	Flue Gas Supply Agreement dated as of October 10, 2002 between NEA and Praxair, Inc.
10.32(9)	BOC Flue Gas Agreement of Sale dated as of October 10, 2002 by and between The BOC Group, Inc. and NEA
10.33(9)	Agreement dated February 28, 2003 between JCP&L and NJEA relating to the Power Purchase Agreement dated as of October 22, 1987, as amended
10.34(9)	Transition Services Agreement dated as of October 11, 2002 by and between The BOC Group, Inc. and NEA
10.35(10)	Service Agreement, dated February 1, 2003, between Transco and NJEA
10.36(10)	Service Agreement, dated February 1, 2003, between Transco and NEA
10.37(10)	Amending Agreement, dated as of March 1, 2003, between ProGas and NEA
10.38(11)	Termination Agreement, dated as of July 11, 2003, between ProGas and NEA
10.39(11)	Partial Termination Agreement, dated July 11, 2003, between ProGas and NEA
10.40(12)	Base Contract for Sale and Purchase of Natural Gas, dated August 1, 2003, between PMI and NEA
10.41(12)	Base Contract for Sale and Purchase of Natural Gas, dated August 1, 2003, between SEMNA and NEA
10.42(12)	Guarantee, dated August 1, 2003, by FPL Group Capital in favor of NEA
10.43(12)	Guaranty, dated August 1, 2003, by Tractebel S.A. in favor of NEA
10.44(12)	First Amendment to Guarantee, dated August 1, 2003, by FPL Group Capital, with the consent and acknowledgement of NEA
10.45(12)	First Amendment to Guarantee, dated October 2, 2002, by FPL Group Capital, with the consent and acknowledgement of NJEA
10.46(13)	Amended and Restated Power Purchase Agreement dated as of May 16, 2003 by and between NJEA and JCP&L
10.47(13)	Sayreville Execution Agreement dated May 16, 2003 between JCP&L and NJEA
10.48(13)	Amendment to Gas Purchase and Sales Agreement dated as of August 20, 2003 by and between PSE&G and NJEA
10.49(13)	Capacity Transfer Agreement dated October 9, 2003 between NJEA and PSE&G Energy Resources & Trade LLC
10.50(13)	Termination Agreement dated as of October 21, 2003 between Hercules and NJEA
10.51(13)	Letter Agreement dated October 9, 2003 by and between PSE&G and NJEA
10.52(13)	First Amendment to Amended and Restated Power Purchase Agreement dated as of October 21, 2003 by and between NJEA and JCP&L
10.53(13)	First Amendment to Industrial Steam Sales Contract dated as of December 16, 2003 by and between NJEA and Hercules
10.54(13)	Second Amendment to Amended and Restated Power Purchase Agreement dated as of December 16, 2003 by and between NJEA and JCP&L
10.55(13)	Interim Agreement dated December 18, 2003 by and between NJEA and JCP&L
10.56(13)	Guaranty dated as of December 23, 2003 by Suez-Tractebel S.A. in favor of PSE&G
10.57(13)	Guarantee dated as of December 23, 2003 by FPL Group Capital Inc in favor of PSE&G
10.58(13)	Termination Agreement dated December 23, 2003 by and between NJEA and SEMNA
10.59(13)	Termination Agreement dated December 23, 2003 by and between NJEA and PMI
10.60(14)	Termination Agreement dated as of October 21, 2003 between Hercules and NJEA
10.61(14)	Letter Agreement dated October 9, 2003 by and between PSE&G and NJEA
10.62(14)	Power Purchase Agreement dated as of January 1, 2004 by and between NJEA and SEMNA
10.63(14)	Power Purchase Agreement dated as of January 1, 2004 by and between NJEA and PMI
10.64(14)	Base Contract for Sale and Purchase of Natural Gas dated January 1, 2004 between NEA and PMI
10.65(14)	Base Contract for Sale and Purchase of Natural Gas dated January 1, 2004 between NEA and SEMNA
10.66(15)	Amended and Restated Gas Purchase and Sales Agreement dated as of March 26, 2004 between NJEA and PSE&G
10.67(16)

Bellingham Execution Agreement dated August 19, 2004 between BECO and Commonwealth (CECo) and NEA, including Amended and Restated Power Purchase Agreements dated as of August 19, 2004 by and between BECO and NEA, and Amended and Restated Power Purchase Agreements dated as of August 19, 2004 by and between CECo and NEA

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

32(a)	Section 1350 Certification of ESI Tractebel Acquisition Corp.
32(b)	Section 1350 Certification of Northeast Energy, LP

(1)	Incorporated herein by reference from the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by the Funding Corp. on February 9, 1995 (file no. 33-87902).
(2)	Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the Partnerships on April 1, 1996 (file nos. 33-87902, 33-87902-01 and 33-87902-02).
(3)	Incorporated herein by reference from the Quarterly Report on Form 10-Q filed by the Funding Corp. and the Partnerships on November 14, 1996 (file nos. 33-87902, 33-87902-01 and 33-87902-02).
(4)	Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the Partnerships on March 31, 1997 (file nos. 33-87902, 33-87902-01 and 33-87902-02).
(5)	Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the Partnerships on March 27, 1998 (file nos. 33-87902, 33-87902-01 and 33-87902-02).
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
Date: March 12, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrants and in the capacities and on the date indicated.

Signature and Title as of March 12, 2008:

MARK R. SORENSEN

Mark R. Sorensen Treasurer and Director (Principal Financial and Principal Accounting Officer)

Directors:

ERIC M. HEGGESETH

Eric M. Heggeseth

HERMAN A. SCHOPMAN

Herman A. Schopman

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to securities holders of ESI Tractebel Acquisition Corp. during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

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

Date: March 12, 2008

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Securities Exchange Act of 1934 Which Have Not Registered Securities Pursuant to Section 12 of the Securities Exchange Act of 1934

No annual report, proxy statement, form of proxy or other proxy soliciting material has been sent to securities holders of Northeast Energy, LP during the period covered by this Annual Report on Form 10-K for the fiscal year ended December 31, 2007.