Form 10-Q
period 2008-03-31
ESI TRACTEBEL ACQUISITION CORP; NORTHEAST ENERGY LP
filed 2008-05-13
CIK 1059027, 1059025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Large accelerated filers [ ]	Accelerated filers [ ]	Non-accelerated filers [X]	Smaller reporting companies [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrants are shell companies as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of April 30, 2008, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

This combined Form 10-Q represents separate filings by ESI Tractebel Acquisition Corp. (Acquisition Corp.) and Northeast Energy, LP (NE LP). Information contained herein relating to an individual registrant is filed by that registrant on its own behalf. Each registrant makes representations only as to itself and makes no representations whatsoever as to the other registrant. The registrants make no representations whatsoever as to ESI Tractebel Funding Corp. (Funding Corp.), and Acquisition Corp. makes no representations whatsoever as to Northeast Energy Associates, a limited partnership (NEA) or North Jersey Energy Associates, a limited partnership (NJEA, and collectively with NEA, the Partnerships).

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performance, climate change strategy or growth strategies (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "aim," "believe," "could," "estimated," "may," "plan," "potential," "projection," "target," "outlook", "predict," "intend") are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on the Acquisition Corp.'s and/or NE LP's (together, the registrants) operations and financial results, and could cause Acquisition Corp.'s and/or NE LP's actual results to differ materially from those contained in forward-looking statements made by or on behalf of either of the registrants in this combined Form 10-Q, in presentations, in response to questions or otherwise.

•

The registrants are subject to complex laws and regulations and to changes in laws and regulations as well as changing governmental policies and regulatory actions, including, but not limited to, initiatives regarding deregulation and restructuring of the energy industry and environmental matters, including, but not limited to, matters related to the effects of climate change.

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

•	The operation and maintenance of power generation facilities involve significant risks that could adversely affect the results of operations and financial condition of the registrants.
•	The use of derivative contracts by NE LP and the Partnerships in the normal course of business could result in financial losses that negatively impact the results of operations of the registrants.
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

•

Threats of terrorism and catastrophic events that could result from terrorism, cyber attacks, or individuals and/or groups attempting to disrupt NE LP and the Partnerships' business may impact the operations of the registrants in unpredictable ways.

•	The registrants' ability to obtain insurance and the terms of any available insurance coverage could be affected by national, state or local events as well as registrant-specific events.
•

The registrants are substantially leveraged and subject to restrictive covenants that limit additional borrowings, and the registrants' ability to fund principal and interest payments as well as capital expenditures depend on the future performance of the Partnerships.

•	All obligations of the Partnerships are non-recourse to the owners of the registrants.
These and other risk factors are included in Part I, Item 1A. Risk Factors of the registrants' Annual Report on Form 10-K for the year ended December 31, 2007 (2007 Form 10-K).

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$110,962	$45,257
Accounts receivable	76,440	87,210
Spare parts inventories	5,323	4,769
Fuel inventories	3,915	8,830
Prepaid expenses and other current assets	806	3,689

Total current assets	197,446	149,755

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $5,884 and $5,781, respectively)	1,076	1,179
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $185,758 and $180,912, respectively)	331,158	333,548
Power purchase agreements (net of accumulated amortization of $635,266 and $614,636, respectively)	306,091	326,720
Other assets	4,562	4,980

Total non-current assets	647,599	671,139

TOTAL ASSETS	$845,045	$820,894

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$51,801	$51,801
Current portion of note payable - the Acquisition Corp.	22,000	22,000
Current portion of note payable - affiliate	3,661	3,661
Accrued interest payable	7,472	-
Accounts payable	14,767	11,335
Due to related parties	5,877	26,639
Other accrued expenses	7,537	10,841

Total current liabilities	113,115	126,277

Non-current liabilities:
Deferred revenue	46,528	45,479
Notes payable - the Funding Corp.	119,839	119,839
Note payable - the Acquisition Corp.	127,600	127,600
Note payable - affiliate	10,566	10,566
Energy bank and other liabilities	151	151
Lease payable	443	443

Total non-current liabilities	305,127	304,078

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	8,535	7,810
Limited partners	418,268	382,729

Total partners' equity	426,803	390,539

TOTAL LIABILITIES AND PARTNERS' EQUITY	$845,045	$820,894

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2007 Form 10-K for NE LP and Subsidiaries.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2008	2007

REVENUES	$116,671	$62,659

COSTS AND EXPENSES:
Fuel (net of fuel sales)	42,470	86
Operations and maintenance	4,696	3,853
Depreciation and amortization	25,589	24,785
General and administrative	2,363	2,395

Total costs and expenses	75,118	31,119

OPERATING INCOME	41,553	31,540

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	103	118
Interest expense	7,524	9,407
Interest income	(521)	(620)
Loss on disposal of assets	-	620
Other, net	(1,817)	-

Total other expense - net	5,289	9,525

NET INCOME	$36,264	$22,015

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$67,757	$78,078

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,052)	(2,146)

Net cash used in investing activities	(2,052)	(2,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the Funding Corp. notes	-	(26,321)
Principal payments on the Acquisition Corp. note	-	(6,600)
Distributions to partners	-	(4,847)

Net cash used in financing activities	-	(37,768)

Net increase in cash and cash equivalents	65,705	38,164
Cash and cash equivalents at beginning of period	45,257	84,125

Cash and cash equivalents at end of period	$110,962	$122,289

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$19,247

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Additions to cogeneration facilities and carbon dioxide facility	$496	$-

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2007 Form 10-K for NE LP and Subsidiaries.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP CONDENSED COMBINED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$110,941	$45,246
Accounts receivable	76,440	87,210
Spare parts inventories	5,323	4,769
Fuel inventories	3,915	8,830
Prepaid expenses and other current assets	806	3,679

Total current assets	197,425	149,734

Non-current assets:
Land	4,712	4,712
Cogeneration facilities and carbon dioxide facility (net of accumulated depreciation of $185,758 and $180,912, respectively)	331,158	333,548
Power purchase agreements (net of accumulated amortization of $635,266 and $614,636, respectively)	306,091	326,720
Other assets	4,562	4,980

Total non-current assets	646,523	669,960

TOTAL ASSETS	$843,948	$819,694

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$51,801	$51,801
Accrued interest payable	4,192	-
Accounts payable	14,767	11,335
Due to related parties	5,877	26,639
Other accrued expenses	7,537	10,841

Total current liabilities	84,174	100,616

Non-current liabilities:
Deferred revenue	46,528	45,479
Notes payable - the Funding Corp.	119,839	119,839
Lease payable	443	443

Total non-current liabilities	166,810	165,761

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	5,929	5,533
Limited partners	587,035	547,784

Total partners' equity	592,964	553,317

TOTAL LIABILITIES AND PARTNERS' EQUITY	$843,948	$819,694

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2007 Form 10-K for NEA and NJEA.

NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP CONDENSED COMBINED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2008	2007

REVENUES	$116,671	$62,659

COSTS AND EXPENSES:
Fuel (net of fuel sales)	42,470	86
Operations and maintenance	4,696	3,853
Depreciation and amortization	25,589	24,785
General and administrative	2,363	2,395

Total costs and expenses	75,118	31,119

OPERATING INCOME	41,553	31,540

OTHER EXPENSE (INCOME):
Interest expense	4,244	5,620
Interest income	(521)	(609)
Loss on disposal of assets	-	620
Other, net	(1,817)	-

Total other expense - net	1,906	5,631

NET INCOME	$39,647	$25,909

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$67,747	$85,188

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(2,052)	(2,146)

Net cash used in investing activities	(2,052)	(2,146)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on notes	-	(26,321)
Distributions to partners	-	(25,068)

Net cash used in financing activities	-	(51,389)

Net increase in cash and cash equivalents	65,695	31,653
Cash and cash equivalents at beginning of period	45,246	70,398

Cash and cash equivalents at end of period	$110,941	$102,051

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$12,129

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Additions to cogeneration facilities and carbon dioxide facility	$496	$-

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2007 Form 10-K for NEA and NJEA.

ESI TRACTEBEL FUNDING CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2008	December 31, 2007

ASSETS
Current assets:
Cash	$1	$1
Interest receivable from the Partnerships	4,192	-
Current portion of notes receivable from the Partnerships	51,801	51,801

Total current assets	55,994	51,802

Notes receivable from the Partnerships	119,839	119,839

TOTAL ASSETS	$175,833	$171,641

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$51,801	$51,801
Accrued interest payable	4,192	-

Total current liabilities	55,933	51,801

Debt securities payable	119,839	119,839

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$175,833	$171,641

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2008	2007

Interest income - affiliate	$4,192	$5,451
Interest expense	(4,192)	(5,451)

NET INCOME	$-	$-

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2007 Form 10-K for the Funding Corp.

ESI TRACTEBEL FUNDING CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received from the Partnerships	-	26,321

Net cash provided by investing activities	-	26,321

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	-	(26,321)

Net cash used in financing activities	-	(26,321)

Net change in cash	-	-
Cash at beginning of period	1	1

Cash at end of period	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$12,129

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2007 Form 10-K for the Funding Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	March 31, 2008	December 31, 2007

ASSETS
Current assets:
Interest receivable from NE LP	$2,988	$-
Current portion of note receivable from NE LP	22,000	22,000

Total current assets	24,998	22,000

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	127,600	127,600

Total non-current assets	127,752	127,752

TOTAL ASSETS	$152,740	$149,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$45	$44
Accrued interest payable	2,988	-
Current portion of debt securities payable	22,000	22,000

Total current liabilities	25,033	22,044

Non-current liabilities:
Debt securities payable	127,600	127,600
Other	24	26

Total non-current liabilities	127,624	127,626

TOTAL LIABILITIES	152,657	149,670

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued and outstanding	-	-
Retained earnings	83	82

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$152,740	$149,752

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2008	2007

Interest income - affiliate	$2,988	$3,428
Interest expense	(2,986)	(3,425)

Income before income taxes	2	3
Income tax expense	(1)	(1)

NET INCOME	$1	$2

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2007 Form 10-K for the Acquisition Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Three Months Ended March 31,

	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received from NE LP	-	6,600

Net cash provided by investing activities	-	6,600

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	-	(6,600)

Net cash used in financing activities	-	(6,600)

Net change in cash	-	-
Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$7,119

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2007 Form 10-K for the Acquisition Corp.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES
NORTHEAST ENERGY ASSOCIATES, A LIMITED PARTNERSHIP AND
NORTH JERSEY ENERGY ASSOCIATES, A LIMITED PARTNERSHIP
ESI TRACTEBEL FUNDING CORP.
ESI TRACTEBEL ACQUISITION CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
NOTES TO CONDENSED COMBINED FINANCIAL STATEMENTS
NOTES TO CONDENSED FINANCIAL STATEMENTS
(Unaudited)

The accompanying Condensed Consolidated Financial Statements, Condensed Combined Financial Statements and Condensed Financial Statements should be read in conjunction with the 2007 Form 10-K for the registrants. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for fair financial statement presentation have been made. The results of operations for an interim period generally will not give a true indication of results for the year.

1. Combined Statement of Partners' Equity
NEA's and NJEA's general partner (GP) and limited partner (LP) equity balances are comprised of the following:

	NEA			NJEA			Combined

	GP	LP	Total	GP	LP	Total	GP	LP	Total

	(Thousands of Dollars)

Balances, December 31, 2007	$1,968	$194,846	$196,814	$3,565	$352,938	$356,503	$5,533	$547,784	$553,317
Balances, March 31, 2008	$2,056	$203,570	$205,626	$3,873	$383,465	$387,338	$5,929	$587,035	$592,964

The Partnerships paid distributions to NE LP totaling $0.0 million and $25.1 million for the three months ended March 31, 2008 and 2007, respectively. NE LP paid distributions to its partners totaling $0.0 million and $4.8 million for the three months ended March 31, 2008 and 2007, respectively.

2. Accounting for Derivative Instruments and Hedging Activities

Derivative instruments are recorded on NE LP's and the Partnerships' condensed consolidated and combined balance sheets as either an asset or liability (in prepaid expenses and other current assets, other assets and other accrued expenses) measured at fair value in accordance with Statement of Financial Accounting Standards No. (FAS) 133 "Accounting for Derivative Instruments and Hedging Activities," (as amended). NE LP and the Partnerships use derivative instruments (primarily forward purchases and sales, swaps and options) to manage the commodity price risk inherent in fuel and electricity contracts and to optimize the value of power generation assets and related contracts. To a lesser extent NE LP and the Partnerships also engage in limited trading activities to take advantage of expected favorable price movements.

All changes in the derivatives' fair value (unrealized mark-to-market gains and losses) for power purchases and sales are recognized on a net basis in revenues, and fuel purchases and sales are recognized on a net basis in fuel expense unless hedge accounting is applied. While substantially all of NE LP's and the Partnerships' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge at inception and it must be highly effective in offsetting the hedged risk. Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable. NE LP and the Partnerships believe that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes. Transactions for which physical delivery is deemed not to have occurred are presented on a net basis. Generally, the hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. At March 31, 2008, no cash flow hedges existed at NE LP and the Partnerships. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings. The ineffective portion of the net unrealized gains (losses) on these hedges is reported in earnings in the current period. Settlement gains and losses are included within the line items in the statements of operations to which they relate. There were no net gains/losses on cash flow hedges in comprehensive income for the three months ended March 31, 2008 and 2007. As a result, there were no differences between comprehensive income and net income for the three months ended March 31, 2008 and 2007, respectively.

Unrealized mark-to-market losses on derivative transactions were $2.8 million and $5.3 million for the quarters ended March 31, 2008 and 2007, respectively, and are included in fuel expense (net of fuel sales) on the condensed consolidated and combined statements of operations. The current portion of the derivative liability was $0.4 million at March 31, 2008 and is included in the condensed consolidated and combined balance sheets under other accrued expenses. There were no non-current derivative liabilities at March 31, 2008. There were no derivative assets at March 31, 2008.

3. Fair Value Measurements

Effective January 1, 2008, NE LP and the Partnerships adopted FAS 157, "Fair Value Measurements," which clarifies how to measure fair value and requires expanded fair value measurement disclosures. The standard emphasizes that fair value is a market-based measurement not an entity-specific measurement, and sets out a fair value hierarchy intended to disclose information about the relative reliability of fair value measurements with the highest priority being quoted prices in active markets for identical assets or liabilities. FAS 157 was effective January 1, 2008 for financial assets and liabilities, and for any other fair value measurements made on a recurring basis. The impact of adopting the recognition provisions of the standard were not material to NE LP and the Partnerships. For all other fair value measurements, FAS 157 will be effective January 1, 2009. NE LP and the Partnerships are continuing to evaluate the impact of FAS 157 as it applies to non-financial assets and liabilities that are not remeasured at fair value on a recurring basis.

NE LP and the Partnerships were permitted to adopt FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" on January 1, 2008. NE LP and the Partnerships did not elect to account for any existing financial assets or liabilities under FAS 159 at January 1, 2008, but may elect to account for new financial assets and liabilities at fair value in the future.

4. Commitments and Contingencies
The long-term contractual obligations of NE LP and the Partnerships at March 31, 2008 are as follows:

NE LP AND THE PARTNERSHIPS March 31, 2008 (Thousands of Dollars)

	Total	2008	2009 - 10	2011 - 12	Thereafter

CONTRACTUAL OBLIGATIONS

The Partnerships:
Funding Corp. debt(a)	$202,297	$67,304	$134,993	$-	$-
Operating leases	1,318	232	654	432	-
Other long-term obligations:
Administrative agreement(b)	6,450	450	1,200	1,200	3,600
O&M agreement(b)	13,125	1,125	3,000	3,000	6,000
Fuel management agreement(b)	14,175	675	1,800	1,800	9,900
Natural gas, including transportation and storage	44,633	7,514	20,366	10,666	6,087

Total Partnerships	281,998	77,300	162,013	17,098	25,587

NE LP:
Acquisition Corp. debt(a)	182,119	33,514	78,650	69,955	-
Affiliate debt(a)	16,677	4,765	9,530	2,382	-

Total NE LP	198,796	38,279	88,180	72,337	-

Total contractual obligations	$480,794	$115,579	$250,193	$89,435	$25,587

(a)	Includes principal and interest.
(b)

Represents the minimum obligation under the terms of the agreement. The minimum obligation is subject to an annual inflation factor adjustment, which is excluded from the minimum obligation included in the table.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with the Notes to Condensed Consolidated Financial Statements, Notes to Condensed Combined Financial Statements and Notes to Condensed Financial Statements contained herein (the Notes) and Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in the 2007 Form 10-K for the registrants. The results of operations for an interim period generally will not give a true indication of results for the year. In the following discussion, all comparisons are with the corresponding items in the prior year.

Results of Operations

NE LP Consolidated and the Partnerships - NE LP's consolidated net income for the first quarter of 2008 was $36.3 million compared to $22.0 million for the same period in 2007, and the Partnerships' net income for the first quarter of 2008 was $39.6 million compared to $25.9 million for the same period in 2007. The increase in net income for the three months ended March 31, 2008 was due primarily to higher revenues net of purchased power of $62.4 million resulting from increased generation of power at the Partnerships' facilities in 2008 to fulfill their obligations under the power purchase agreements, decreases in unrealized mark-to-market losses on derivatives of $2.5 million, and lower interest expense of $1.9 million due to lower outstanding debt balances. These increases were partially offset by unfavorable pricing of $7.2 million under the power purchase agreements during the quarter, higher fuel expense of $44.8 million resulting from increased generation of power at the Partnerships' facilities in 2008, and a decrease of $1.5 million in energy bank amortization due to NEA's satisfaction of the energy bank liability balance in January 2007.

Revenue increased for the three months ended March 31, 2008 compared to the same period in 2007 primarily due to increased generation of power at the Partnerships' facilities in 2008, partially offset by unfavorable pricing of $7.2 million under the power purchase agreements during the quarter, and a decrease of $1.5 million in energy bank amortization due to NEA's satisfaction of the energy bank liability balance in January 2007. NE LP's revenues for the three months ended March 31, 2008 and 2007 were comprised of $116.7 million and $62.7 million of power sales to utilities, net of purchased power, respectively.

Fuel expense, net of fuel sales, increased for the three months ended March 31, 2008 compared to the same period in 2007 by $42.4 million due to higher fuel expense of $44.8 million resulting from increased generation of power at the Partnerships' facilities in 2008, partially offset by decreases in unrealized mark-to-market losses on derivatives of $2.5 million.

Operations and maintenance expense increased for the three months ended March 31, 2008 compared to the same period in 2007 primarily as a result of increased generation of power at the NJEA facility, in addition to a scheduled maintenance outage at the NEA facility.

Depreciation and amortization increased for the three months ended March 31, 2008 compared to the same period in 2007 due primarily to increased depreciation on combustion turbine assets resulting from increased generation of power at the NJEA facility.

NE LP and the Partnerships make scheduled interest and principal payments on their outstanding debt. NE LP and the Partnerships are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Under the terms of the trust indentures, the December 30, 2006 debt service payment was made on January 2, 2007, and included $19.2 million of accrued interest at December 31, 2006. Interest expense for NE LP and the Partnerships decreased in the first three months of 2008 due to decreasing principal balances on their outstanding debt.

Interest income decreased for the first quarter of 2008 compared to the same period in 2007 primarily due to decreased rates of return on cash balances.

In connection with repair work performed on one of NEA's combustion turbines in November 2007, NE LP and the Partnerships recognized a loss on disposal of assets of $2.8 million in 2007. In March 2008 NEA entered into an agreement with a supplier (the Replacement Parts Agreement) where NEA will recover up to $2.1 million of the losses recognized on the disposed assets as credits against the future purchase of replacement turbine parts. In March 2008 NEA placed orders with the supplier for $3.6 million of replacement turbine parts, which utilized all of the credits under the Replacement Parts Agreement, and a $1.8 million recovery under that agreement has been recorded in other income for the three months ended March 31, 2008.

Transcontinental Gas Pipeline Corporation (Transco) filed a new general rate case on August 31, 2006 with the Federal Energy Regulatory Commission (FERC). The rate case proposed rate increases for most services, fueled largely by a proposed increase of approximately $250 million in the cost of service. NEA currently holds 50,508 MMBtu/day of capacity on Transco's system, and the proposed rates would have resulted in an annual increase of approximately $0.7 million in transportation costs for NEA. FPL Energy, LLC (FPL Energy) on behalf of NEA and other plants operated by FPL Energy, filed a protest of the rate increase with the FERC on September 12, 2006. The filed rates went into effect on March 1, 2007. On August 2, 2007, an agreement in principal was reached by the parties whereby the settle rates will result in an annual savings of $0.3 million in transportation costs for NEA from the filed rates, with the difference between any amounts paid on the filed rates and the settled rates through the date of the final settlement to be refunded to NEA. On November 28, 2007, the proposed settlement agreement was submitted to the FERC for review and approval. The FERC accepted the settlement agreement on March 7, 2008. NEA anticipates receiving a refund of approximately $0.4 million under the settlement in mid-2008.

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt. Both entities are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Under the terms of the trust indentures, the December 30, 2006 debt service payment was made on January 2, 2007 and included $12.1 million and $7.1 million of accrued interest at December 31, 2006 for the Funding Corp. and the Acquisition Corp., respectively. Interest expense for both the Funding Corp. and Acquisition Corp. decreased in the first three months of 2008 as a result of decreasing principal balances on their outstanding debt.

Liquidity and Capital Resources

NE LP and the Partnerships - The decreases in net cash provided by operating activities for NE LP and the Partnerships for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 were primarily due to increased payments for fuel resulting from the increased generation of power at the NJEA facility, partially offset by an increase in accounts receivable for generation of power at the NJEA facility and a decrease in cash paid for interest. The decrease in cash and cash equivalents at March 31, 2008 compared to March 31, 2007 is primarily the result of decreases in net cash provided by operating activities.

Capital expenditures for the Partnerships were $2.1 million and $2.1 million for the three months ended March 31, 2008 and 2007, respectively, and related to various upgrades of equipment at the two generating facilities. For the three months ended March 31, 2008, the Partnerships acquired replacement turbine parts in a non-cash transaction with a value of $0.5 million under the Replacement Parts Agreement.

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

NE LP and the Partnerships use a value-at-risk (VaR) model to measure market risk in their trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of March 31, 2008 and December 31, 2007, the VaR figures (in thousands) are as follows:

	Trading and Managed Hedges(a)	Non-Qualifying Hedges and Hedges in OCI(b)	Total

December 31, 2007	$-	$27	$27
March 31, 2008	$-	$10	$10
Average for the three months ended March 31, 2008	$-	$15	$15

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

Concentration of Credit Risk - At March 31, 2008 and December 31, 2007, a majority of NE LP's and the Partnerships' trade receivables were derived from electricity sales to three utilities under long-term power purchase agreements. If any one or more of these customers' receivable balances should be deemed uncollectible, it could have a material adverse effect on NE LP's and the Partnerships' results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Sensitivity.
Item 4T. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

As of March 31, 2008, each of the Acquisition Corp. and NE LP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of the Acquisition Corp. and NE LP or their equivalent (Principal Officers), of the effectiveness of the design and operation of each of the Acquisition Corp.'s and NE LP's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the Principal Officers of each of the Acquisition Corp. and NE LP concluded that the Acquisition Corp.'s and NE LP's disclosure controls and procedures are effective in timely alerting them to material information relating to the Acquisition Corp. and NE LP and its consolidated subsidiaries required to be included in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Principal Officers, to allow timely decisions regarding required disclosure. The Acquisition Corp. and NE LP each have a Disclosure Committee, which is made up of several key management employees and reports directly to the Principal Officers of each of the Acquisition Corp. and NE LP, to monitor and evaluate these disclosure controls and procedures. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the Acquisition Corp. and NE LP cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

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

PART II - OTHER INFORMATION
Item 1A. Risk Factors

There were no material changes from the risk factors disclosed in the registrants' 2007 Form 10-K. The factors discussed in Part 1, Item 1A. Risk Factors in the Acquisition Corp.'s and NE LP's 2007 Form 10-K, as well as other information set forth in this report, which could materially affect the Acquisition Corp.'s and NE LP's business, financial condition and/or future operating results should be carefully considered. The risks described in the registrants' 2007 Form 10-K are not the only risks facing the registrants. Additional risks and uncertainties not currently known to the registrants, or that are currently deemed to be immaterial, also may materially adversely affect the registrants' business, financial condition and/or future operating results.

Item 6. Exhibits
Exhibit Number	Description

3.1(1)	Certificate of Incorporation of the Funding Corp., as filed with the Secretary of State of the State of Delaware on November 3, 1994
3.1.1(2)	Certificate of Amendment of Certificate of Incorporation of the Funding Corp. as filed with the Secretary of State of the State of Delaware on February 3, 1998
3.1.2(3)	Certificate of Incorporation of the Acquisition Corp. as filed with the Secretary of State of the State of Delaware on January 12, 1998
3.2(2)	By-laws of the Funding Corp.
3.2.1(3)	By-laws of the Acquisition Corp.
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

Date: May 12, 2008

MARK R. SORENSEN

Mark R. Sorensen Vice President and Treasurer of ESI Northeast Energy GP, Inc. Treasurer of ESI Tractebel Acquisition Corp. (Principal Financial and Principal Accounting Officer of the Registrants)