Form 10-Q
period 2008-06-30
ESI TRACTEBEL ACQUISITION CORP; NORTHEAST ENERGY LP
filed 2008-08-12
CIK 1059027, 1059025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes [   ] No [X]

Indicate by check mark whether the registrants are large accelerated filers, accelerated filers, non-accelerated filers or smaller reporting companies. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Securities Exchange Act of 1934. (Check one)

Large accelerated filers [ ]	Accelerated filers [ ]	Non-accelerated filers [X]	Smaller reporting companies [ ]
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrants are shell companies as defined in Rule 12b-2 of the Securities Exchange Act of 1934. Yes [ ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of July 31, 2008, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

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

FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Any statements that express, or involve discussions as to expectations, beliefs, plans, objectives, assumptions, future events or performance, climate change strategy or growth strategies (often, but not always, through the use of words or phrases such as "will likely result," "are expected to," "will continue," "is anticipated," "aim," "believe," "could," "estimated," "may," "plan," "potential," "projection," "target," "outlook," "predict," "intend") are not statements of historical facts and may be forward-looking. Forward-looking statements involve estimates, assumptions and uncertainties. Accordingly, any such statements are qualified in their entirety by reference to, and are accompanied by, the following important factors (in addition to any assumptions and other factors referred to specifically in connection with such forward-looking statements) that could have a significant impact on the Acquisition Corp.'s and/or NE LP's (together, the registrants) operations and financial results, and could cause Acquisition Corp.'s and/or NE LP's actual results to differ materially from those contained in forward-looking statements made by or on behalf of either of the registrants in this combined Form 10-Q, in presentations, or in response to questions or otherwise.

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
•

The competitive energy business is subject to risks, many of which are beyond the control of the registrants, including, but not limited to, the ability to operate generating assets, the successful and timely completion of project restructuring activities, the price and supply of fuel, transmission constraints, competition from new sources of generation, excess generation capacity and demand for power, that may reduce the revenues and adversely impact the results of operations and financial condition of the registrants.

•

Weather affects the registrants' results of operations, as can the impact of severe weather. Weather conditions directly influence the demand for electricity and natural gas, affect the price of energy commodities, and can affect the production of electricity at power generating facilities.

•

The registrants are subject to costs and other potentially adverse effects of legal proceedings as well as changes in or additions to applicable tax laws, rates or policies, rates of inflation, accounting standards, securities laws and corporate governance requirements.

•

Threats of terrorism and catastrophic events that could result from terrorism, cyber attacks, or individuals and/or groups attempting to disrupt NE LP and the Partnerships business may impact the operations of the registrants in unpredictable ways.

•	The registrants' ability to obtain insurance and the terms of any available insurance coverage could be adversely affected by national, state or local events as well as registrant-specific events.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$62,253	$45,257
Accounts receivable	87,848	87,210
Spare parts inventories	5,490	4,769
Fuel inventories	10,123	8,830
Prepaid expenses and other current assets	183	3,689

Total current assets	165,897	149,755

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $5,987 and $5,781, respectively)	973	1,179
Land	4,712	4,712
Cogeneration facilities (net of accumulated depreciation of $190,800 and $180,912, respectively)	326,308	333,548
Power purchase agreements (net of accumulated amortization of $655,895 and $614,636, respectively)	285,461	326,720
Other assets	4,250	4,980

Total non-current assets	621,704	671,139

TOTAL ASSETS	$787,601	$820,894

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$53,208	$51,801
Current portion of note payable - the Acquisition Corp.	24,200	22,000
Current portion of note payable - affiliate	3,811	3,661
Accounts payable	9,935	11,335
Due to related parties	20,399	26,639
Other accrued expenses	13,942	10,841

Total current liabilities	125,495	126,277

Non-current liabilities:
Deferred revenue	52,744	45,479
Notes payable - the Funding Corp.	92,531	119,839
Note payable - the Acquisition Corp.	114,400	127,600
Note payable - affiliate	8,617	10,566
Other liabilities	151	151
Lease payable	320	443

Total non-current liabilities	268,763	304,078

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	7,866	7,810
Limited partners	385,477	382,729

Total partners' equity	393,343	390,539

TOTAL LIABILITIES AND PARTNERS' EQUITY	$787,601	$820,894

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2007 Form 10-K for NE LP and Subsidiaries.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

REVENUES	$103,839	$80,131	$220,510	$142,790

COSTS AND EXPENSES:
Fuel (net of fuel sales)	35,304	16,617	77,774	16,704
Operations and maintenance	4,181	2,573	8,876	6,427
Depreciation and amortization	26,396	25,696	51,985	50,480
General and administrative	2,580	2,432	4,943	4,828

Total costs and expenses	68,461	47,318	143,578	78,439

OPERATING INCOME	35,378	32,813	76,932	64,351

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	103	119	206	236
Interest expense	7,473	9,365	14,997	18,772
Interest income	(429)	(696)	(950)	(1,317)
(Gain) loss on disposal of assets	-	(27)	-	593
Other, net	22	-	(1,795)	-

Total other expense - net	7,169	8,761	12,458	18,284

NET INCOME	$28,209	$24,052	$64,474	$46,067

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$120,456	$120,802

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,090)	(2,812)

Net cash used in investing activities	(3,090)	(2,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the Funding Corp. notes	(25,901)	(26,321)
Principal payments on the Acquisition Corp. note	(11,000)	(6,600)
Principal payments on the affiliate note	(1,799)	(1,659)
Distributions to partners	(61,670)	(56,055)

Net cash used in financing activities	(100,370)	(90,635)

Net increase in cash and cash equivalents	16,996	27,355
Cash and cash equivalents at beginning of period	45,257	84,125

Cash and cash equivalents at end of period	$62,253	$111,480

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$14,946	$19,971

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Additions to cogeneration facilities	$722	$-

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

	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$62,245	$45,246
Accounts receivable	87,848	87,210
Spare parts inventories	5,490	4,769
Fuel inventories	10,123	8,830
Prepaid expenses and other current assets	174	3,679

Total current assets	165,880	149,734

Non-current assets:
Land	4,712	4,712
Cogeneration facilities (net of accumulated depreciation of $190,800 and $180,912, respectively)	326,308	333,548
Power purchase agreements (net of accumulated amortization of $655,895 and $614,636, respectively)	285,461	326,720
Other assets	4,250	4,980

Total non-current assets	620,731	669,960

TOTAL ASSETS	$786,611	$819,694

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$53,208	$51,801
Accounts payable	9,935	11,335
Due to related parties	20,399	26,639
Other accrued expenses	13,942	10,841

Total current liabilities	97,484	100,616

Non-current liabilities:
Deferred revenue	52,744	45,479
Notes payable - the Funding Corp.	92,531	119,839
Lease payable	320	443

Total non-current liabilities	145,595	165,761

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	5,435	5,533
Limited partners	538,097	547,784

Total partners' equity	543,532	553,317

TOTAL LIABILITIES AND PARTNERS' EQUITY	$786,611	$819,694

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

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

REVENUES	$103,839	$80,131	$220,510	$142,790

COSTS AND EXPENSES:
Fuel (net of fuel sales)	35,304	16,617	77,774	16,704
Operations and maintenance	4,181	2,573	8,876	6,427
Depreciation and amortization	26,396	25,696	51,985	50,480
General and administrative	2,580	2,425	4,943	4,820

Total costs and expenses	68,461	47,311	143,578	78,431

OPERATING INCOME	35,378	32,820	76,932	64,359

OTHER EXPENSE (INCOME):
Interest expense	4,193	5,574	8,436	11,193
Interest income	(405)	(664)	(925)	(1,273)
(Gain) loss on disposal of assets	-	(27)	-	593
Other, net	22	-	(1,795)	-

Total other expense - net	3,810	4,883	5,716	10,513

NET INCOME	$31,568	$27,937	$71,216	$53,846

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$126,991	$128,608

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(3,090)	(2,812)

Net cash used in investing activities	(3,090)	(2,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on the Funding Corp. notes	(25,901)	(26,321)
Distributions to partners	(81,001)	(76,260)

Net cash used in financing activities	(106,902)	(102,581)

Net increase in cash and cash equivalents	16,999	23,215
Cash and cash equivalents at beginning of period	45,246	70,398

Cash and cash equivalents at end of period	$62,245	$93,613

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8,385	$12,129

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Additions to cogeneration facilities	$722	$-

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2007 Form 10-K for NEA and NJEA.

ESI TRACTEBEL FUNDING CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash	$1	$1
Current portion of notes receivable from the Partnerships	53,208	51,801

Total current assets	53,209	51,802

Notes receivable from the Partnerships	92,531	119,839

TOTAL ASSETS	$145,740	$171,641

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$53,208	$51,801

Total current liabilities	53,208	51,801

Debt securities payable	92,531	119,839

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$145,740	$171,641

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Interest income - affiliate	$4,192	$5,451	$8,385	$10,902
Interest expense	(4,192)	(5,451)	(8,385)	(10,902)

NET INCOME	$-	$-	$-	$-

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2007 Form 10-K for the Funding Corp.

ESI TRACTEBEL FUNDING CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received from the Partnerships	25,901	26,321

Net cash provided by investing activities	25,901	26,321

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	(25,901)	(26,321)

Net cash used in financing activities	(25,901)	(26,321)

Net change in cash	-	-
Cash at beginning of period	1	1

Cash at end of period	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8,385	$12,129

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2007 Form 10-K for the Funding Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	June 30, 2008	December 31, 2007

ASSETS
Current assets:
Current portion of note receivable from NE LP	$24,200	$22,000

Total current assets	24,200	22,000

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	114,400	127,600

Total non-current assets	114,552	127,752

TOTAL ASSETS	$138,752	$149,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$46	$44
Current portion of debt securities payable	24,200	22,000

Total current liabilities	24,246	22,044

Non-current liabilities:
Debt securities payable	114,400	127,600
Other	21	26

Total non-current liabilities	114,421	127,626

TOTAL LIABILITIES	138,667	149,670

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued and outstanding	-	-
Retained earnings	85	82

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$138,752	$149,752

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2008	2007	2008	2007

Interest income - affiliate	$2,988	$3,428	$5,977	$6,855
Interest expense	(2,986)	(3,426)	(5,972)	(6,850)

Income before income taxes	2	2	5	5
Income tax expense	(1)	(1)	(2)	(2)

NET INCOME	$1	$1	$3	$3

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2007 Form 10-K for the Acquisition Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Six Months Ended June 30,

	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received from NE LP	11,000	6,600

Net cash provided by investing activities	11,000	6,600

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	(11,000)	(6,600)

Net cash used in financing activities	(11,000)	(6,600)

Net change in cash	-	-
Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,977	$7,119

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

1. Combined Statement of Partners' Equity
NEA's and NJEA's general partner (GP) and limited partner (LP) equity balances are comprised of the following:

	NEA			NJEA			Combined

	GP	LP	Total	GP	LP	Total	GP	LP	Total

	(Thousands of Dollars)

Balances, December 31, 2007	$1,968	$194,846	$196,814	$3,565	$352,938	$356,503	$5,533	$547,784	$553,317
Balances, June 30, 2008	$1,735	$171,817	$173,552	$3,700	$366,280	$369,980	$5,435	$538,097	$543,532

The Partnerships paid distributions to NE LP totaling $81.0 million and $76.3 million for the six months ended June 30, 2008 and 2007, respectively. NE LP paid distributions totaling $61.7 million and $56.1 million to its partners for the six months ended June 30, 2008 and 2007, respectively.

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

All changes in the derivatives' fair value (unrealized mark-to-market gains and losses) for power purchases and sales are recognized on a net basis in revenues, and fuel purchases and sales are recognized on a net basis in fuel expense unless hedge accounting is applied. While substantially all of NE LP's and the Partnerships' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge at inception and it must be highly effective in offsetting the hedged risk. Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable. NE LP and the Partnerships believe that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes. Transactions for which physical delivery is deemed not to have occurred are presented on a net basis. Generally, the hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. At June 30, 2008, no cash flow hedges existed at NE LP and the Partnerships. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings. The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period. Settlement gains and losses are included within the line items in the statements of operations to which they relate. There were no net gains/losses on cash flow hedges in comprehensive income for the three and six months ended June 30, 2008 and 2007. As a result, there were no differences between comprehensive income and net income for the three and six months ended June 30, 2008 and 2007, respectively.

Unrealized mark-to-market losses (gains) on derivative transactions were $2.9 million and ($0.9) million for the quarters ended June 30, 2008 and 2007, respectively, and are included in fuel expense (net of fuel sales) on the condensed consolidated and combined statements of operations. Unrealized mark-to-market losses on derivative transactions were $5.7 million and $4.4 million for the six months ended June 30, 2008 and 2007, respectively, and are included in fuel expense (net of fuel sales) on the condensed consolidated and combined statements of operations. The current portion of the derivative liability is $3.4 million at June 30, 2008 and is included in the condensed consolidated and combined balance sheets under other accrued expenses. There were no non-current derivative liabilities at June 30, 2008. There were no derivative assets at June 30, 2008.

3. Fair Value Measurements

Effective January 1, 2008, NE LP and the Partnerships adopted FAS 157, "Fair Value Measurements," which clarifies how to measure fair value and requires expanded fair value measurement disclosures. The standard emphasizes that fair value is a market-based measurement not an entity-specific measurement, and sets out a fair value hierarchy intended to disclose information about the relative reliability of fair value measurements, with the highest priority being quoted prices in active markets for identical assets or liabilities. FAS 157 was effective January 1, 2008 for financial assets and liabilities, and any other fair value measurements made on a recurring basis. The effects of adopting FAS 157 were not material to NE LP and the Partnerships. For all other fair value measurements, FAS 157 will be effective January 1, 2009. NE LP and the Partnerships are continuing to evaluate the impact of FAS 157 as it applies to non-financial assets and liabilities that are not remeasured at fair value on a recurring basis.

NE LP and the Partnerships were permitted to adopt FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" on January 1, 2008. NE LP and the Partnerships did not elect to account for any existing financial assets or liabilities under FAS 159 at January 1, 2008, but may elect to account for new financial assets and liabilities at fair value in the future.

4. Commitments and Contingencies
The long-term contractual obligations of NE LP and the Partnerships at June 30, 2008 are as follows:

NE LP AND THE PARTNERSHIPS June 30, 2008 (Thousands of Dollars)

	Total	2008	2009 - 10	2011 - 12	Thereafter

CONTRACTUAL OBLIGATIONS

The Partnerships:
Funding Corp. debt(a)	$168,012	$33,019	$134,993	$-	$-
Operating leases	1,241	155	654	432	-
Other long-term obligations:
Administrative agreement(b)	6,300	300	1,200	1,200	3,600
O&M agreement(b)	12,750	750	3,000	3,000	6,000
Fuel management agreement(b)	13,950	450	1,800	1,800	9,900
Natural gas, including transportation and storage	42,494	5,102	20,559	10,746	6,087

Total Partnerships	244,747	39,776	162,206	17,178	25,587

NE LP:
Acquisition Corp. debt(a)	165,142	16,537	78,650	69,955	-
Affiliate debt(a)	14,295	2,383	9,530	2,382	-

Total NE LP	179,437	18,920	88,180	72,337	-

Total contractual obligations	$424,184	$58,696	$250,386	$89,515	$25,587

(a)	Includes principal and interest.
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

Results of Operations

NE LP Consolidated and the Partnerships - NE LP's consolidated net income for the three months ended June 30, 2008 was $28.2 million compared to $24.1 million for the same period in 2007, and the Partnerships' net income for the three months ended June 30, 2008 was $31.6 million compared to $27.9 million for the same period in 2007. Net income increased for the three months ended June 30, 2008 compared to the same period in 2007, due primarily to higher revenues net of purchased power resulting from increased generation of power at the Partnerships' facilities in 2008 to fulfill their obligations under the power purchase agreements of $11.8 million, favorable pricing under the power purchase agreements of $11.5 million, and lower interest expense of $1.9 million due to lower outstanding debt balances. These increases were partially offset by higher fuel expense of $14.4 million resulting from increased generation at the Partnerships' facilities in 2008, lower margin on gas sales of $0.6 million, an increase in unrealized mark-to-market losses on derivatives of $3.7 million, and increases in other costs and expenses of $2.3 million due primarily to increased generation at the Partnerships' facilities in 2008.

NE LP's consolidated net income for the six months ended June 30, 2008 was $64.4 million compared to $46.1 million for the same period in 2007, and the Partnerships' net income for the six months ended June 30, 2008 was $71.2 million compared to $53.8 million for the same period in 2007. Net income increased for the six months ended June 30, 2008 compared to the same period in 2007, due primarily to higher revenues net of purchased power resulting from increased generation of power at the Partnerships' facilities in 2008 to fulfill their obligations under the power purchase agreements of $76.9 million, favorable pricing under the power purchase agreements of $1.6 million, and lower interest expense of $3.8 million due to lower outstanding debt balances. These increases were partially offset by higher fuel expense of $59.2 million resulting from increased generation at the Partnerships' facilities in 2008, lower margin on gas sales of $0.5 million, an increase in unrealized mark-to-market losses on derivatives of $1.3 million, and increases in other costs and expenses of $3.9 million due to increased generation at the Partnerships' facilities in 2008.

Revenue increased for the three months ended June 30, 2008 compared to the same period in 2007 primarily due to increased generation of power at the Partnerships' facilities in 2008 of $11.8 million, favorable pricing of $11.5 million under the power purchase agreements during the quarter, and an increase in capacity revenue of $0.2 million. NE LP's revenues for the three months ended June 30, 2008 and 2007 were comprised of $103.8 million and $80.1 million of power sales to utilities, net of purchased power, respectively.

Fuel expense, net of fuel sales, increased for the three months ended June 30, 2008 compared to the same period in 2007 by $18.7 million due to higher fuel expense of $14.4 million resulting from increased generation of power at the Partnerships' facilities in 2008, an increase in mark-to-market losses of $3.7 million, and lower margin on gas sales of $0.6 million.

Revenue increased for the six months ended June 30, 2008 compared to the same period in 2007 primarily due to increased generation of power at the Partnerships' facilities in 2008 of $76.9 million, favorable pricing of $1.6 million under the power purchase agreements during the period, and an increase in capacity revenue of $0.3 million, partially offset by lower energy bank amortization of $1.5 million due to NEA's satisfaction of the energy bank liability balance in January 2007. NE LP's revenues for the six months ended June 30, 2008 and 2007 were comprised of $220.5 million and $142.8 million of power sales to utilities, net of purchased power, respectively.

Fuel expense, net of fuel sales, increased for the six months ended June 30, 2008 compared to the same period in 2007 by $61.1 million due to higher fuel expense of $59.2 million resulting from increased generation of power at the Partnerships' facilities in 2008, an increase in mark-to-market losses of $1.3 million, and lower margin on gas sales of $0.5 million.

Operations and maintenance expense increased for the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily as a result of increased generation of power at the NEA and NJEA facilities, in addition to a scheduled maintenance outage at the NJEA facility.

Depreciation and amortization expense increased for the three and six months ended June 30, 2008 compared to the same periods in 2007 due primarily to increased depreciation on assets, measured on a unit of measurement basis, resulting from increased generation at the NEA and NJEA facilities.

NE LP and the Partnerships make scheduled interest and principal payments on their outstanding debt. NE LP and the Partnerships are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Under the terms of the trust indentures, the December 30, 2006 and June 30, 2007 debt service payments were made on January 2, 2007 and July 2, 2007, respectively, and included $19.2 million and $17.8 million of accrued interest at December 31, 2006 and June 30, 2007, respectively. Interest expense for NE LP and the Partnerships decreased in the first three and six months of 2008 due to decreasing principal balances on their outstanding debt.

Interest income decreased for the three and six months ended June 30, 2008 compared to the same periods in 2007 due primarily to decreased rates of return on cash balances.

In connection with repair work performed on one of NEA's combustion turbines in November 2007, NE LP and the Partnerships recognized a loss on disposal of assets of $2.8 million in 2007. In March 2008 NEA entered into an agreement with a supplier (the Replacement Parts Agreement) where NEA would recover up to $2.1 million of the losses recognized on the disposed assets as credits against the future purchase of replacement turbine parts. In March 2008 NEA placed orders with the supplier for $3.6 million of replacement turbine parts, which utilized all of the credits under the Replacement Parts Agreement, and a $1.8 million recovery under that agreement has been recorded in other income for the six months ended June 30, 2008.

Transcontinental Gas Pipeline Corporation (Transco) filed a new general rate case in August 2006 with the Federal Energy Regulatory Commission (FERC). The rate case proposed rate increases for most services, fueled largely by a proposed increase of approximately $250 million in the cost of service. NEA currently holds 50,508 MMBtu/day of capacity on Transco's system, and the proposed rates would have resulted in an annual increase of approximately $0.7 million in transportation costs for NEA. FPL Energy, LLC (FPL Energy) on behalf of NEA and other plants operated by FPL Energy, filed a protest of the rate increase with the FERC in September 2006. The filed rates went into effect on March 1, 2007. In August 2007, an agreement in principal was reached by the parties whereby the settled rates will result in an annual savings of $0.3 million in transportation costs for NEA from the filed rates, with the difference between any amounts paid on the filed rates and the settled rates through the date of the final settlement to be refunded to NEA. The proposed settlement agreement was submitted to the FERC for review and approval and in March 2008 the FERC accepted the settlement agreement. NEA received a refund of $0.3 million under the settlement in July 2008.

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt. Both entities are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Under the terms of the trust indentures, the December 30, 2006 and June 30, 2007 debt service payments were made on January 2, 2007 and July 2, 2007, respectively, and included $12.1 million and $7.1 million of accrued interest at December 31, 2006 and $10.9 million and $6.9 million of accrued interest at June 30, 2007 for the Funding Corp. and the Acquisition Corp., respectively. Interest expense for both the Funding Corp. and Acquisition Corp. decreased in the three and six months ended June 30, 2008 as a result of decreasing principal balances on their outstanding debt.

Liquidity and Capital Resources

NE LP and the Partnerships - The decrease in net cash provided by operating activities for NE LP and the Partnerships for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 was primarily due to increases in customer receivables resulting from increased generation at the Partnerships' facilities in 2008, partially offset by the accompanying increases in current liabilities for purchased power and fuel.

Capital expenditures for the Partnerships were $3.8 million and $2.8 million for the six months ended June 30, 2008 and 2007, respectively. The increase relates to various upgrades of equipment at the two generating facilities.

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

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt on June 30 and December 30. Under the terms of the trust indentures, the December 30, 2006 and June 30, 2007 debt service payments were made on January 2, 2007 and July 2, 2007, respectively, and included $12.1 million and $7.1 million of accrued interest at December 31, 2006 and $10.9 million and $6.9 million of accrued interest at June 30, 2007, respectively, for the Funding Corp. and the Acquisition Corp, respectively.

NE LP's and the Partnership's long-term contractual obligations at June 30, 2008 are shown in Note 4.
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

NE LP and the Partnerships use a value-at-risk (VaR) model to measure market risk in their trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of June 30, 2008 and December 31, 2007, the VaR figures (in thousands) are as follows:

	Trading and Managed Hedges(a)	Non-Qualifying Hedges and Hedges in OCI(b)	Total

December 31, 2007	$-	$27	$27
June 30, 2008	$-	$556	$556
Average for the period ended June 30, 2008	$-	$12	$12

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

Concentration of Credit Risk - At June 30, 2008 and December 31, 2007, a majority of NE LP's and the Partnerships' trade receivables were derived from electricity sales to three utilities under long-term power purchase agreements. If any one or more of these customers' receivable balances should be deemed uncollectible, it could have a material adverse effect on NE LP's and the Partnerships' results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Sensitivity.
Item 4T. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

As of June 30, 2008, each of the Acquisition Corp. and NE LP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of the Acquisition Corp. and NE LP or their equivalent (Principal Officers), of the effectiveness of the design and operation of each of the Acquisition Corp.'s and NE LP's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the Principal Officers of each of the Acquisition Corp. and NE LP concluded the Acquisition Corp.'s and NE LP's disclosure controls and procedures are effective in timely alerting them to material information relating to the Acquisition Corp. and NE LP and its consolidated subsidiaries required to be included in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Principal Officers, to allow timely decisions regarding required disclosure. The Acquisition Corp. and NE LP each have a Disclosure Committee, which is made up of several key management employees and reports directly to the Principal Officers of each of the Acquisition Corp. and NE LP, to monitor and evaluate these disclosure controls and procedures. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the Acquisition Corp. and NE LP cannot provide absolute assurance that the objectives of their disclosure controls and procedures will be met.

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

Item 5. Other Information
(a)	None
(b)	None
(c)	Other Events
(i)	Reference is made to Item 1. Business - General in the 2007 Form 10-K for the registrants.

In July 2008 SUEZ, the parent company of Suez-Tractebel S.A., a Belgian energy, industrial services and energy services business, which, through certain subsidiaries, holds a 50% interest in each of the registrants, merged with and into Gaz de France (GDF), and the combined companies will operate under the name GDF SUEZ.

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

Date: August 11, 2008

MARK R. SORENSEN

Mark R. Sorensen Vice President and Treasurer of ESI Northeast Energy GP, Inc. Treasurer of ESI Tractebel Acquisition Corp. (Principal Financial and Principal Accounting Officer of the Registrants)