Form 10-Q
period 2008-09-30
ESI TRACTEBEL ACQUISITION CORP; NORTHEAST ENERGY LP
filed 2008-11-12
CIK 1059027, 1059025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS:
As of October 31, 2008, there were issued and outstanding 20 shares of ESI Tractebel Acquisition Corp.'s common stock.

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

•

A substantial portion of the output from the Partnerships' power generation facilities is sold under long-term power purchase agreements to a limited number of power purchasers, which creates a concentration of counterparty risk. The remaining output from the power generation facilities is sold in the merchant markets based on market conditions at the time of sale, and the amount and timing of revenues to be received from the merchant markets in the future is uncertain. Economic downturn could adversely affect energy consumption and could adversely affect the results of operations of the registrants.

•	The operation and maintenance of power generation facilities involve significant risks that could adversely affect the results of operations and financial condition of the registrants.
•	The use of derivative contracts by NE LP and the Partnerships in the normal course of business could result in financial losses that negatively impact the results of operations of the registrants.
•

The competitive energy business is subject to risks, many of which are beyond the control of the registrants, including, but not limited to, the ability to efficiently operate generating assets, the successful and timely completion of project restructuring activities, the price and supply of fuel, transmission constraints, competition from other generators, including those utilizing new sources of generation, excess generation capacity and demand for power, that may reduce the revenues and adversely impact the results of operations and financial condition of the registrants.

•	The registrants are subject to performance risk from third parties under fuel supply contracts.
•

Weather affects the registrants' results of operations, as can the impact of severe weather. Weather conditions directly influence the demand for electricity and natural gas, affect the price of energy commodities, and can affect the production of electricity at power generating facilities.

•

The registrants are subject to costs and other potentially adverse effects of legal and regulatory proceedings as well as regulatory compliance and changes in or additions to applicable tax laws, rates or policies, rates of inflation, accounting standards, securities laws and corporate governance requirements.

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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$123,418	$45,257
Accounts receivable	71,724	87,210
Spare parts inventories	5,777	4,769
Fuel inventories	11,608	8,830
Prepaid expenses and other current assets	2,813	3,689

Total current assets	215,340	149,755

Non-current assets:
Deferred debt issuance costs (net of accumulated amortization of $6,090 and $5,781, respectively)	869	1,179
Land	4,712	4,712
Cogeneration facilities (net of accumulated depreciation of $196,464 and $180,912, respectively)	325,051	333,548
Power purchase agreements (net of accumulated amortization of $676,609 and $614,636, respectively)	264,747	326,720
Other assets	3,568	4,980

Total non-current assets	598,947	671,139

TOTAL ASSETS	$814,287	$820,894

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$53,208	$51,801
Current portion of note payable - the Acquisition Corp.	24,200	22,000
Current portion of note payable - affiliate	3,811	3,661
Accrued interest payable	6,587	-
Accounts payable	5,916	11,335
Due to related parties	14,102	26,639
Other accrued expenses	17,469	10,841

Total current liabilities	125,293	126,277

Non-current liabilities:
Deferred revenue	62,805	45,479
Notes payable - the Funding Corp.	92,531	119,839
Note payable - the Acquisition Corp.	114,400	127,600
Note payable - affiliate	8,617	10,566
Other liabilities	151	151
Lease payable	320	443

Total non-current liabilities	278,824	304,078

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	8,204	7,810
Limited partners	401,966	382,729

Total partners' equity	410,170	390,539

TOTAL LIABILITIES AND PARTNERS' EQUITY	$814,287	$820,894

This report should be read in conjunction with the Notes to Condensed Consolidated Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2007 Form 10-K for NE LP and Subsidiaries.

NORTHEAST ENERGY, LP (A PARTNERSHIP) AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

REVENUES	$119,595	$106,434	$340,105	$249,224

COSTS AND EXPENSES:
Fuel (net of fuel sales)	37,305	37,282	115,079	53,986
Operations and maintenance	3,282	3,855	12,158	10,282
Depreciation and amortization	26,402	25,623	78,387	76,104
General and administrative	2,399	2,210	7,342	7,036

Total costs and expenses	69,388	68,970	212,966	147,408

OPERATING INCOME	50,207	37,464	127,139	101,816

OTHER EXPENSE (INCOME):
Amortization of debt issuance costs	104	120	310	357
Interest expense	6,588	8,497	21,585	27,269
Interest income	(379)	(618)	(1,329)	(1,935)
Loss on disposal of assets	-	-	-	593
Other, net	-	-	(1,795)	-

Total other expense - net	6,313	7,999	18,771	26,284

NET INCOME	$43,894	$29,465	$108,368	$75,532

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Nine Months Ended September 30,

	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$212,079	$175,012

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,481)	(3,357)

Net cash used in investing activities	(6,481)	(3,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on the Funding Corp. notes	(25,901)	(53,331)
Principal payments on the Acquisition Corp. note	(11,000)	(17,600)
Principal payments on the affiliate note	(1,799)	(1,659)
Distributions to partners	(88,737)	(73,897)

Net cash used in financing activities	(127,437)	(146,487)

Net increase in cash and cash equivalents	78,161	25,168
Cash and cash equivalents at beginning of period	45,257	84,125

Cash and cash equivalents at end of period	$123,418	$109,293

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$14,946	$37,728

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Additions to cogeneration facilities	$1,739	$-

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

	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash and cash equivalents	$104,499	$45,246
Accounts receivable	71,724	87,210
Spare parts inventories	5,777	4,769
Fuel inventories	11,608	8,830
Prepaid expenses and other current assets	2,805	3,679

Total current assets	196,413	149,734

Non-current assets:
Land	4,712	4,712
Cogeneration facilities (net of accumulated depreciation of $196,464 and $180,912, respectively)	325,051	333,548
Power purchase agreements (net of accumulated amortization of $676,609 and $614,636, respectively)	264,747	326,720
Other assets	3,568	4,980

Total non-current assets	598,078	669,960

TOTAL ASSETS	$794,491	$819,694

LIABILITIES AND PARTNERS' EQUITY
Current liabilities:
Current portion of notes payable - the Funding Corp.	$53,208	$51,801
Accrued interest payable	3,560	-
Accounts payable	5,916	11,335
Due to related parties	14,102	26,639
Other accrued expenses	17,469	10,841

Total current liabilities	94,255	100,616

Non-current liabilities:
Deferred revenue	62,805	45,479
Notes payable - the Funding Corp.	92,531	119,839
Lease payable	320	443

Total non-current liabilities	155,656	165,761

COMMITMENTS AND CONTINGENCIES

Partners' equity:
General partners	5,446	5,533
Limited partners	539,134	547,784

Total partners' equity	544,580	553,317

TOTAL LIABILITIES AND PARTNERS' EQUITY	$794,491	$819,694

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

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

REVENUES	$119,595	$106,434	$340,105	$249,224

COSTS AND EXPENSES:
Fuel (net of fuel sales)	37,305	37,282	115,079	53,986
Operations and maintenance	3,282	3,855	12,158	10,282
Depreciation and amortization	26,402	25,623	78,387	76,104
General and administrative	2,399	2,210	7,342	7,029

Total costs and expenses	69,388	68,970	212,966	147,401

OPERATING INCOME	50,207	37,464	127,139	101,823

OTHER EXPENSE (INCOME):
Interest expense	3,559	4,957	11,995	16,151
Interest income	(373)	(599)	(1,298)	(1,872)
Loss on disposal of assets	-	-	-	593
Other, net	-	-	(1,795)	-

Total other expense - net	3,186	4,358	8,902	14,872

NET INCOME	$47,021	$33,106	$118,237	$86,951

CONDENSED COMBINED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Nine Months Ended September 30,

	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$218,609	$198,299

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,481)	(3,357)

Net cash used in investing activities	(6,481)	(3,357)

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on the Funding Corp. notes	(25,901)	(53,331)
Distributions to partners	(126,974)	(122,523)

Net cash used in financing activities	(152,875)	(175,854)

Net increase in cash and cash equivalents	59,253	19,088
Cash and cash equivalents at beginning of period	45,246	70,398

Cash and cash equivalents at end of period	$104,499	$89,486

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8,385	$23,031

SUPPLEMENTAL DISCLOSURE OF NON-CASH ACTIVITIES:
Additions to cogeneration facilities	$1,739	$-

This report should be read in conjunction with the Notes to Condensed Combined Financial Statements herein and the Notes to Consolidated and Combined Financial Statements appearing in the 2007 Form 10-K for NEA and NJEA.

ESI TRACTEBEL FUNDING CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Cash	$1	$1
Current portion of notes receivable from the Partnerships	53,208	51,801
Interest receivable from Partnerships	3,560	-

Total current assets	56,769	51,802

Notes receivable from the Partnerships	92,531	119,839

TOTAL ASSETS	$149,300	$171,641

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of debt securities payable	$53,208	$51,801
Accrued interest payable	3,560	-

Total current liabilities	56,768	51,801

Debt securities payable	92,531	119,839

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, no par value, 10,000 shares authorized, issued and outstanding	1	1

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$149,300	$171,641

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Interest income - affiliate	$3,560	$4,822	$11,945	$15,724
Interest expense	(3,560)	(4,822)	(11,945)	(15,724)

NET INCOME	$-	$-	$-	$-

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2007 Form 10-K for the Funding Corp.

ESI TRACTEBEL FUNDING CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Nine Months Ended September 30,

	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received from the Partnerships	25,901	53,331

Net cash provided by investing activities	25,901	53,331

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	(25,901)	(53,331)

Net cash used in financing activities	(25,901)	(53,331)

Net change in cash	-	-
Cash at beginning of period	1	1

Cash at end of period	$1	$1

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$8,385	$23,031

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2007 Form 10-K for the Funding Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED BALANCE SHEETS (Thousands of Dollars) (Unaudited)

	September 30, 2008	December 31, 2007

ASSETS
Current assets:
Current portion of note receivable from NE LP	$24,200	$22,000
Interest receivable from NE LP	2,768	-

Total current assets	26,968	22,000

Non-current assets:
Due from NE LP	152	152
Note receivable from NE LP	114,400	127,600

Total non-current assets	114,552	127,752

TOTAL ASSETS	$141,520	$149,752

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Income taxes payable	$47	$44
Current portion of debt securities payable	24,200	22,000
Accrued interest payable	2,768	-

Total current liabilities	27,015	22,044

Non-current liabilities:
Debt securities payable	114,400	127,600
Other	19	26

Total non-current liabilities	114,419	127,626

TOTAL LIABILITIES	141,434	149,670

COMMITMENTS AND CONTINGENCIES

Stockholders' equity:
Common stock, $.10 par value, 100 shares authorized, 20 shares issued and outstanding	-	-
Retained earnings	86	82

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$141,520	$149,752

CONDENSED STATEMENTS OF OPERATIONS (Thousands of Dollars) (Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2008	2007	2008	2007

Interest income - affiliate	$2,768	$3,208	$8,745	$10,064
Interest expense	(2,766)	(3,205)	(8,738)	(10,056)

Income before income taxes	2	3	7	8
Income tax expense	(1)	(1)	(3)	(3)

NET INCOME	$1	$2	$4	$5

These reports should be read in conjunction with the Notes to Condensed Financial Statements herein and the Notes to Financial Statements appearing in the 2007 Form 10-K for the Acquisition Corp.

ESI TRACTEBEL ACQUISITION CORP. CONDENSED STATEMENTS OF CASH FLOWS (Thousands of Dollars) (Unaudited)

	Nine Months Ended September 30,

	2008	2007

NET CASH PROVIDED BY OPERATING ACTIVITIES	$-	$-

CASH FLOWS FROM INVESTING ACTIVITIES:
Principal payment received from NE LP	11,000	17,600

Net cash provided by investing activities	11,000	17,600

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payment on debt	(11,000)	(17,600)

Net cash used in financing activities	(11,000)	(17,600)

Net change in cash	-	-
Cash at beginning of period	-	-

Cash at end of period	$-	$-

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$5,977	$13,975

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

1. Combined Statement of Partners' Equity

Equity balances of the general partner (GP) and limited partner (LP) of Northeast Energy Associates, a limited partnership (NEA) and North Jersey Energy Associates, a limited partnership (NJEA), are comprised of the following:

	NEA			NJEA			Combined

	GP	LP	Total	GP	LP	Total	GP	LP	Total

	(Thousands of Dollars)

Balances, December 31, 2007	$1,968	$194,846	$196,814	$3,565	$352,938	$356,503	$5,533	$547,784	$553,317
Balances, September 30, 2008	$1,648	$163,214	$164,862	$3,797	$375,921	$379,718	$5,446	$539,134	$544,580

The Partnerships (NEA and NJEA) paid distributions to Northeast Energy, LP (NE LP) totaling $127.0 million and $122.5 million for the nine months ended September 30, 2008 and 2007, respectively. NE LP made distributions totaling $88.7 million and $73.9 million to its partners for the nine months ended September 30, 2008 and 2007, respectively.

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

All changes in the derivatives' fair value (unrealized mark-to-market gains and losses) for power purchases and sales are recognized on a net basis in revenues, and fuel purchases and sales are recognized on a net basis in fuel expense unless hedge accounting is applied. While substantially all of NE LP's and the Partnerships' derivative transactions are entered into for the purposes described above, hedge accounting is only applied where specific criteria are met and it is practicable to do so. In order to apply hedge accounting, the transaction must be designated as a hedge at inception and it must be highly effective in offsetting the hedged risk. Additionally, for hedges of commodity price risk, physical delivery for forecasted commodity transactions must be probable. NE LP and the Partnerships believe that where offsetting positions exist at the same location for the same time, the transactions are considered to have been netted and therefore physical delivery has been deemed not to have occurred for financial reporting purposes. Transactions for which physical delivery is deemed not to have occurred are presented on a net basis. Generally, the hedging instrument's effectiveness is assessed utilizing regression analysis at the inception of the hedge and on at least a quarterly basis throughout its life. At September 30, 2008, no cash flow hedges existed at NE LP and the Partnerships. The effective portion of the gain or loss on a derivative instrument designated as a cash flow hedge is reported as a component of other comprehensive income (OCI) and is reclassified into earnings in the period(s) during which the transaction being hedged affects earnings. The ineffective portion of net unrealized gains (losses) on these hedges is reported in earnings in the current period. Settlement gains and losses are included within the line items in the statements of operations to which they relate. There were no net gains/losses on cash flow hedges in comprehensive income for the three and nine months ended September 30, 2008 and 2007. As a result, there were no differences between comprehensive income and net income for the three and nine months ended September 30, 2008 and 2007, respectively.

Unrealized mark-to-market gains on derivative transactions were $4.3 million and $2.8 million for the quarters ended September 30, 2008 and 2007, respectively, and are included in fuel expense (net of fuel sales) on the condensed consolidated and combined statements of operations. Unrealized mark-to-market losses on derivative transactions were $1.4 million and $1.6 million for the nine months ended September 30, 2008 and 2007, respectively, and are included in fuel expense (net of fuel sales) on the condensed consolidated and combined statements of operations. The current portion of the derivative asset is $1.0 million at September 30, 2008 and is included in the condensed consolidated and combined balance sheets under prepaid expenses and other current assets. There were no non-current derivative assets or derivative liabilities at September 30, 2008.

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

As of September 30, 2008, NE LP and the Partnerships had cash equivalents with a fair value of $119.8 million and $100.9 million, respectively. The value of these assets is based upon quoted prices in active markets for identical assets. As of September 30, 2008, all other financial assets, liabilities and other fair value measurements made on a recurring basis at NE LP and the Partnerships were deemed to be immaterial.

NE LP and the Partnerships were permitted to adopt FAS 159, "The Fair Value Option for Financial Assets and Financial Liabilities" on January 1, 2008. NE LP and the Partnerships did not elect to account for any existing financial assets or liabilities under FAS 159 at January 1, 2008, but may elect to account for new financial assets and liabilities at fair value in the future.

4. Commitments and Contingencies
The long-term contractual obligations of NE LP and the Partnerships at September 30, 2008 are as follows:

NE LP AND THE PARTNERSHIPS September 30, 2008 (Thousands of Dollars)

	Total	2008	2009 - 10	2011 - 12	Thereafter

CONTRACTUAL OBLIGATIONS

The Partnerships:
Funding Corp. debt(a)	$168,012	$33,019	$134,993	$-	$-
Operating leases	1,163	77	654	432	-
Other long-term obligations:
Administrative agreement(b)	6,150	150	1,200	1,200	3,600
O&M agreement(b)	12,375	375	3,000	3,000	6,000
Fuel management agreement(b)	13,725	225	1,800	1,800	9,900
Natural gas, including transportation and storage	39,578	2,577	20,168	10,746	6,087

Total Partnerships	241,003	36,423	161,815	17,178	25,587

NE LP:
Acquisition Corp. debt(a)	165,142	16,537	78,650	69,955	-
Affiliate debt(a)	14,295	2,383	9,530	2,382	-

Total NE LP	179,437	18,920	88,180	72,337	-

Total contractual obligations	$420,440	$55,343	$249,995	$89,515	$25,587

(a)	Includes principal and interest.
(b)

Represents the minimum obligation under the terms of the agreement. The minimum obligation is subject to an annual inflation factor adjustment, which is excluded from the minimum obligation included in the table.

5. Subsequent Event

In February 2007, NE LP and the Partnerships filed an insurance claim for costs incurred related to damage to one of NEA's combustion turbines during 2007. In October 2008, a settlement agreement was reached with the insurance companies, net of the Partnerships' deductible, for $1.9 million, of which $1.5 million was received in November 2008.

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

Results of Operations

NE LP Consolidated and the Partnerships - NE LP's consolidated net income for the three months ended September 30, 2008 was $43.9 million compared to $29.5 million for the same period in 2007, and the Partnerships' net income for the three months ended September 30, 2008 was $47.0 million compared to $33.1 million for the same period in 2007. Net income increased for the three months ended September 30, 2008 compared to the same period in 2007 primarily due to higher power sales to utilities, net of purchased power, of $12.8 million resulting from favorable pricing of $39.1 million partially offset by decreased generation of power at the Partnerships' facilities during the period of $26.3 million, and lower interest expense of $1.9 million due to lower outstanding debt balances.

NE LP's consolidated net income for the nine months ended September 30, 2008 was $108.4 million compared to $75.5 million for the same period in 2007, and the Partnerships' net income for the nine months ended September 30, 2008 was $118.2 million compared to $87.0 million for the same period in 2007. Net income increased for the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to higher power sales to utilities, net of purchased power, of $91.2 million resulting from favorable pricing of $42.2 million and increased generation of power at the Partnerships' facilities during the period of $49.1 million, partially offset by increased fuel expense, net of fuel sales, of $61.1 million due to increased generation of power from the NJEA facility.

NE LP's revenues for the three months ended September 30, 2008 and 2007 were comprised of $119.6 million and $106.4 million of power sales to utilities, net of purchased power, respectively. Revenue increased for the three months ended September 30, 2008 compared to the same period in 2007 primarily due to favorable pricing of $39.1 million, partially offset by lower generation of power at the Partnerships' facilities of $26.3 million.

Fuel expense, net of fuel sales, was $37.3 million for both the three months ended September 30, 2008 and 2007. Decreased generation of power from the NEA and NJEA facilities was offset by increased prices.

NE LP's revenues for the nine months ended September 30, 2008 and 2007 were comprised of $340.1 million and $249.2 million of power sales to utilities, net of purchased power, respectively. Power sales to utilities reflect energy bank amortization and interest totaling $1.5 million for the nine months ended September 30, 2007. Revenue increased for the nine months ended September 30, 2008 compared to the same period in 2007 primarily due to favorable pricing of $42.2 million and increased generation of power at the Partnerships' facilities of $49.1 million, primarily at the NJEA facility.

Fuel expense, net of fuel sales, increased for the nine months ended September 30, 2008 by $61.1 million primarily due to $22.6 million resulting from increased generation of power from the NEA and NJEA facilities and $37.3 million due to increased prices.

Operations and maintenance expense decreased by $0.6 million for the three months ended September 30, 2008 compared to the same period in 2007 primarily as a result of decreased generation of power at the NEA and NJEA facilities.

Operations and maintenance expense increased by $1.9 million for the nine months ended September 30, 2008 compared to the same period in 2007 primarily as a result of increased generation of power at the NJEA facility and to a scheduled maintenance outage at the NJEA facility.

Depreciation and amortization expense increased for the three months ended September 30, 2008 compared to the same period in 2007 due primarily to increased amortization of the NEA intangible asset associated with the purchase power agreements.

Depreciation and amortization expense increased for the nine months ended September 30, 2008 compared to the same period in 2007 due primarily to increased depreciation of assets, measured on a unit of measurement basis, mainly resulting from increased generation at the NJEA facility, as well as to increased amortization of the NEA intangible asset associated with the purchase power agreements.

NE LP and the Partnerships make scheduled interest and principal payments on their outstanding debt. NE LP and the Partnerships are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for NE LP decreased for the three and nine months ended September 30, 2008 by $1.9 million and $5.7 million, respectively, due to decreasing principal balances on their outstanding debt. Interest expense for the Partnerships decreased for the three and nine months ended September 30, 2008 by $1.4 million and $4.2 million, respectively, due to decreasing principal balances on their outstanding debt.

Interest income decreased for the three and nine months ended September 30, 2008 compared to the same periods in 2007 by $0.2 million and $0.6 million, respectively, due primarily to decreased rates of return on cash balances.

In connection with repair work performed on one of NEA's combustion turbines in November 2007, NE LP and the Partnerships recognized a loss on disposal of assets of $2.8 million in 2007. In March 2008 NEA entered into an agreement with a supplier (the Replacement Parts Agreement) where NEA would recover up to $2.1 million of the losses recognized on the disposed assets as credits against the future purchase of replacement turbine parts. In March 2008 NEA placed orders with the supplier for $3.6 million of replacement turbine parts, which utilized all of the credits under the Replacement Parts Agreement, and a $1.8 million recovery under that agreement has been recorded in other income for the nine months ended September 30, 2008.

In connection with repair work performed on one of NEA's combustion turbines during 2007, NE LP and the Partnerships recognized a net loss on disposal of assets of $0.6 million for the nine months ended September 30, 2007.

In connection with an inspection of one of NEA's combustion turbines in October 2008, damage was sustained. NEA has filed a warranty claim, and the manufacturer has agreed to cover substantially all related costs. The Partnerships' parts on-hand will be used to replace the damaged parts. In the event the replacement parts cannot be delivered before the spring of 2009, the planned outage of NJEA may be delayed, limiting generation capabilities; however, NJEA will still be able to meet its obligation under the power purchase agreement by purchasing power from the market.

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

ESI Tractebel Funding Corp. (the Funding Corp.) and ESI Tractabel Acquisition Corp. (the Acquisition Corp.) - Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments received from the notes receivable from the Partnerships and NE LP, respectively, to make scheduled interest and principal payments on their outstanding debt. Both entities are scheduled to make semi-annual principal and interest payments on June 30 and December 30. Interest expense for both the Funding Corp. and Acquisition Corp. decreased in the three and nine months ended September 30, 2008 as a result of decreasing principal balances on their outstanding debt.

Liquidity and Capital Resources

NE LP and the Partnerships - The increase in net cash provided by operating activities for NE LP and the Partnerships for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to increased net income for the nine months ended September 30, 2008 and an increase in interest payable, partially offset by less of a decrease in accounts receivable.

Capital expenditures for NE LP and the Partnerships were $6.5 million and $3.4 million for the nine months ended September 30, 2008 and 2007, respectively. The increase relates to various upgrades of equipment at the two generating facilities.

NE LP and each of the Partnerships make scheduled interest and principal payments on their outstanding debt. Each is scheduled to make semi-annual principal and interest payments on June 30 and December 30. Under the terms of the Funding Corp. and Acquisition Corp. trust indentures, the December 30, 2006 debt service payments were made on January 2, 2007 and included $19.2 million of accrued interest at December 31, 2006. As a result, principal and interest payments for the nine months ended September 30, 2007 were significantly higher than the nine months ended September 30, 2008.

The Funding Corp. and the Acquisition Corp. - Both the Funding Corp. and the Acquisition Corp. use interest income and principal payments from the notes receivable from the Partnerships and NE LP, respectively, to make interest and principal payments on their outstanding debt, which payments are scheduled to be made on June 30 and December 30. Under the terms of the trust indentures, the December 30, 2006 debt service payments were made on January 2, 2007 and included $12.1 million and $7.1 million of accrued interest at December 31, 2006 for the Funding Corp. and the Acquisition Corp., respectively. As a result, principal and interest payments for the nine months ended September 30, 2007 were significantly higher than the nine months ended September 30, 2008.

NE LP's and the Partnership's long-term contractual obligations at September 30, 2008 are shown in Note 4.
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

NE LP and the Partnerships use a value-at-risk (VaR) model to measure market risk in their trading and mark-to-market portfolios. The VaR is the estimated nominal loss of market value based on a one-day holding period at a 95% confidence level using historical simulation methodology. As of September 30, 2008 and December 31, 2007, the VaR figures (in thousands) are as follows:

	Trading and Managed Hedges(a)	Non-Qualifying Hedges and Hedges in OCI(b)	Total

December 31, 2007	$-	$27	$27
September 30, 2008	$-	$1	$1
Average for the nine months ended September 30, 2008	$-	$26	$26

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

Concentration of Credit Risk - At September 30, 2008 and December 31, 2007, a majority of NE LP's and the Partnerships' trade receivables were derived from electricity sales to two utilities under long-term power purchase agreements, NSTAR Electric Company (formerly Boston Edison Company and Commonwealth Electric Company), and Jersey Central Power & Light Company. If any one or more of these customers' receivable balances should be deemed uncollectible, it could have a material adverse effect on NE LP's and the Partnerships' results of operations and financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
See Management's Discussion and Analysis of Financial Condition and Results of Operations - Market Risk Sensitivity.
Item 4T. Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures

As of September 30, 2008, each of the Acquisition Corp. and NE LP had performed an evaluation, under the supervision and with the participation of its management, including the chief executive officer and chief financial officer of each of the Acquisition Corp. and NE LP or their equivalent (Principal Officers), of the effectiveness of the design and operation of the Acquisition Corp.'s and NE LP's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e) or 15d-15(e)). Based upon that evaluation, the Principal Officers of each of the Acquisition Corp. and NE LP concluded the Acquisition Corp.'s and NE LP's disclosure controls and procedures are effective in timely alerting them to material information relating to the Acquisition Corp. and NE LP and its consolidated subsidiaries required to be included in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act and ensuring that information required to be disclosed in the Acquisition Corp.'s and NE LP's reports filed or submitted under the Exchange Act is accumulated and communicated to management, including its Principal Officers, to allow timely decisions regarding required disclosure. The Acquisition Corp. and NE LP each have a Disclosure Committee, which is made up of several key management employees and reports directly to the Principal Officers of each of the Acquisition Corp. and NE LP, to monitor and evaluate these disclosure controls and procedures. Due to the inherent limitations of the effectiveness of any established disclosure controls and procedures, management of the Acquisition Corp. and NE LP cannot provide absolute assurance that the objectives of their respective disclosure controls and procedures will be met.

(b) Changes in Internal Control over Financial Reporting

The Acquisition Corp. and NE LP are continuously seeking to improve the efficiency and effectiveness of their operations and of their internal controls. This results in refinements to processes. However, there has been no change in the Acquisition Corp.'s or NE LP's internal control over financial reporting that occurred during the Acquisition Corp.'s and NE LP's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Acquisition Corp.'s or NE LP's internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1A. Risk Factors
There were no material changes from the risk factors disclosed in the registrants' 2007 Form 10-K, except as follows:

A substantial portion of the output from the Partnerships' power generation facilities is sold under long-term power purchase agreements to three regulated utilities, two of which are under common control. The limited number of power purchasers creates a concentration of counterparty risk. The remaining output from the power generation facilities is sold, from time to time, in the merchant markets. In addition, it is expected that upon expiration of the power purchase agreements, the residual portion of the electrical output will be sold in the merchant market. Merchant plants sell power based on market conditions at the time of sale. The amount and timing of revenues to be received from the merchant markets in the future is uncertain. Economic downturn could adversely affect energy consumption and could adversely affect the results of operations of the registrants. In December 2003, an amended and restated power purchase agreement between NJEA and a New Jersey utility became effective and in February 2005, amended and restated power purchase agreements between NEA and two Massachusetts utilities became effective. These agreements provide for, among other things, the ability to deliver electricity to these utilities from sources other than the NJEA and NEA facilities.

The registrants rely on contracts with vendors for the supply of fuel required for the operation of their facilities. If vendors fail to fulfill their contractual obligations, the registrants may need to make arrangements with other suppliers, which could result in higher costs and/or a disruption to their operations.

The factors discussed above and in Part 1, Item 1A. Risk Factors in the Acquisition Corp.'s and NE LP's 2007 Form 10-K, as well as other information set forth in this report, which could materially adversely affect the Acquisition Corp.'s and NE LP's business, financial condition and/or future operating results should be carefully considered. The risks described above and in the registrants' 2007 Form 10-K are not the only risks facing the registrants. Additional risks and uncertainties not currently known to the registrants, or that are currently deemed to be immaterial, also may materially adversely affect the registrants' business, financial condition and/or future operating results.

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

Date: November 12, 2008

MARK R. SORENSEN

Mark R. Sorensen Vice President and Treasurer of ESI Northeast Energy GP, Inc. Treasurer of ESI Tractebel Acquisition Corp. (Principal Financial and Principal Accounting Officer of the Registrants)