Form 10-Q/A
period 2008-09-30
ESI TRACTEBEL ACQUISITION CORP; NORTHEAST ENERGY LP
filed 2008-11-12
CIK 1059027, 1059025

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D.C. 20549
FORM 10-Q/A Amendment No. 1

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

Explanatory Note

The registrants hereby amend Item 6. Exhibits contained in the registrants' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 solely to include Exhibit 32(a) and Exhibit 32(b) which were inadvertently omitted from the original filing. No other changes are hereby made to the registrants' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008 as previously filed.

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

3.5(2)	Amended and Restated Agreement of Limited Partnership of NEA dated as of November 21, 1997
3.6(2)	Amended and Restated Agreement of Limited Partnership of NJEA dated as of November 21, 1997
3.7(2)	Certificate of Limited Partnership of NE LP, a Delaware limited partnership, as filed with the Secretary of State of the State of Delaware on November 21, 1997
3.8(2)	Agreement of Limited Partnership of NE LP, a Delaware limited partnership, dated as of November 21, 1997
31(a)(4)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of Acquisition Corp.
31(b)(4)	Rule 13a-14(a)/15d-14(a) Certification of Treasurer (equivalent to the Chief Financial Officer) of Acquisition Corp.
31(c)(4)	Rule 13a-14(a)/15d-14(a) Certification of President (equivalent to the Chief Executive Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of NE LP
31(d)(4)	Rule 13a-14(a)/15d-14(a) Certification of Vice President and Treasurer (equivalent to the Chief Financial Officer) of ESI Northeast Energy GP, Inc. as Administrative General Partner of NE LP
32(a)	Section 1350 Certification of Acquisition Corp.
32(b)	Section 1350 Certification of NE LP
(1)	Incorporated herein by reference from the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by the Funding Corp. on February 9, 1995 (file no. 33-87902).
(2)	Incorporated herein by reference from the Annual Report on Form 10-K filed by the Funding Corp. and the Partnerships on March 27, 1998 (file nos. 33-87902, 33-87902-01 and 33-87902-02).
(3)

Incorporated herein by reference from the Registration Statement on Form S-4 filed with the Securities and Exchange Commission by the Acquisition Corp. and NE LP on May 12, 1998 (file nos. 333-52397 and 333-52397-01).

(4)	Previously filed with registrants' Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2008.

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